Form 10QSB
period 2004-03-31
QUEEN CITY MOBILE HOMES INC
filed 2004-10-27
CIK 1199370

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- -----------------                                   ----------------------
March 31, 2004                                           000-31887


                          QUEEN CITY MOBILE HOMES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


South Dakota                                                         46-0429873
- --------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


1230 North Avenue, Suite 8, Spearfish, South Dakota                57783
- ------------------------------------------------                -----
(Address of principal executive offices)                       (Zip Code)


                                 (605) 642-2622
                                  ------------
                         (Registrant's Telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                           Yes  X        No
                              -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   2,220,000 common shares as of March 31, 2004

                          QUEEN CITY MOBILE HOMES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          FINANCIAL STATEMENTS FOR THE
                        THREE-MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

                           MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s





                            ACCOUNTANTS REVIEW REPORT

Board of Directors
Queen City Mobile Homes, Inc.
Spearfish, SD

We have reviewed the accompanying balance sheet for Queen City Mobile Homes, Inc. (a development stage company) for March 31, 2004 and the related statements of operations for the three-months ended March 31, 2004 and 2003, and for the period from February 1, 1991 (inception) to March 31, 2004, and cash flows for the three-months ended March 31, 2004 and 2003 and for the period from February 1, 1994 (inception) to March 31, 2004, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended March 31, 2004. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. The review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States and standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated August 25, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2004, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co, LLC
September 22, 2004
/s/Michael Johnson & Co., LLC



                          QUEEN CITY MOBILE HOMES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)






                                                                  March 31,          December 31,
                                                                     2004                2003
                                                                  -----------         -----------

ASSETS

   Current Assets:
      Cash                                                            $2,110               $ 833
      Accounts Receivable                                             37,923              35,826
                                                                  -----------         -----------

Total Current Assets                                                  40,033              36,659
                                                                  -----------         -----------

    Other Assets:
       Acquisition                                                     3,600               3,600
                                                                  -----------         -----------

Total Other Assets                                                     3,600               3,600
                                                                  -----------         -----------

TOTAL ASSETS                                                         $43,633             $40,259
                                                                  ===========         ===========

LIABILITIES & STOCKHOLDERS' EQUITY

    Current Liabilities:
       Accounts Payable                                               23,203              20,537
       Notes Payable - Shareholder                                    37,105              37,105
                                                                  -----------         -----------

Total Current Liabilities                                             60,308              57,642
                                                                  -----------         -----------

Stockholders's Equity (Deficit)

Common Stock
      200,000,000 shares authorized at $.005 par value                11,100              11,100
        2,220,000 shares issued and outstanding
    Additional Paid-In Capital                                        (5,500)             (5,500)
    Deficit accumulated during the
      development stage                                              (22,275)            (22,983)
                                                                  -----------         -----------

Total Shareholders's Equity (Deficit)                                (16,675)            (17,383)
                                                                  -----------         -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $43,633             $40,259
                                                                  ===========         ===========

See Accountants Review Report


                          QUEEN CITY MOBILE HOMES, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)




                                                                                               February 1, 1994
                                                            Three-Months Ended                  (Inception)to
                                                                 March 31,                         March 31,
                                                         2004                     2003                  2004
                                                         ----                     ----                  ----

Revenue:
    Rental Income                                              $ -                   $ -         $ 7,921,861
    Cost of Goods Sold                                           -                     -          (6,504,088)
                                                         ---------              --------           ---------
Total Income                                                     -                     -           1,417,773
                                                         ---------              --------           ---------
Costs and Expenses:
     Business Expenses                                          30                 1,314           1,405,256
     Insurance                                                   -                     -              40,136
     Office Expense                                              -                    25              44,585
     Bank Charges                                               15                    10               1,432
                                                         ---------              --------           ---------
Total Operating Expenses                                        45                 1,349           1,491,409
                                                         ---------              --------           ---------
Other Income and Expenses:
     Interest Income                                           753                     -              58,929
     Interest Expense                                            -                     -              (7,568)
                                                         ---------              --------           ---------
Total Other Income & Expenses                                  753                     -              51,361
                                                         ---------              --------           ---------
Net (Profit) Loss                                            $ 708              $ (1,349)          $ (22,275)
                                                         =========              ========           =========
Per Share Information:

     Weighted average number
     of common shares outstanding                        2,220,000               840,000
                                                         ---------              ---------
Net Loss per common share                                  *                    *
                                                         =========              =========
* Less than $.01

See Accountants Review Report



                         QUEEN CITY MOBILE HOMES, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 March 31, 2004
                                  (Unaudited)

                                                                                        Deficit
                                              COMMON STOCKS             Additional     Accum. During     Total
                                                                        Paid-In       Development         Stockholders'
                                         # of Shares     Amount         Capital          Stage           Equity
                                         -----------     ------         -------          -----           ------

Balance - February 1, 1994                1,500,000       $ 7,500        $(5,500)              $ -        $ 2,000

Net Loss for Period                               -             -              -          (545,099)      (545,099)
                                          ---------       -------        -------         ---------      ---------
Balance - December 31, 1994               1,500,000         7,500         (5,500)         (545,099)      (543,099)
                                          ---------       -------        -------         ---------      ---------
Net Profit for the Year                           -             -              -           276,795        276,795
                                          ---------       -------        -------         ---------      ---------
Balance - December 31, 1995               1,500,000         7,500         (5,500)         (268,304)      (266,304)
                                          ---------       -------        -------         ---------      ---------
Net Profit for the Year                           -             -              -           259,654        259,654
                                          ---------       -------        -------         ---------      ---------
Balance - December 31, 1996               1,500,000         7,500         (5,500)           (8,650)        (6,650)
                                          ---------       --------       -------         ---------      ---------
Net Profit for the Year                           -             -              -            53,138         53,138
                                          ---------       -------        -------         ---------      ---------
Balance - December 31, 1997               1,500,000         7,500         (5,500)           44,488         46,488
                                          ---------       -------        -------         ---------      ---------
Net Loss for the Year                             -             -              -           (51,365)       (51,365)
                                          ---------       -------        -------         ---------      ---------
Balance - December 31, 1998               1,500,000         7,500         (5,500)           (6,877)        (4,877)
                                          ---------       -------        -------         ---------      ---------
Net Profit for the Year                           -             -              -             3,629          3,629
                                          ---------       -------        -------         ---------      ---------
Balance - December 31, 1999               1,500,000         7,500         (5,500)           (3,248)        (1,248)
                                          ---------       -------        -------         ---------      ---------
Net Profit for Year                               -             -              -             2,961          2,961
                                          ---------       -------        -------         ---------      ---------
Balance - December 31, 2000               1,500,000         7,500         (5,500)             (287)         1,713
                                          ---------       -------        -------         ---------      ---------
Net Loss for Year                                 -             -              -            (1,170)        (1,170)
                                          ---------       -------        -------         ---------      ---------
Balance - December 31, 2001               1,500,000         7,500         (5,500)           (1,457)           543
                                          ---------       -------        -------         ---------      ---------
Net Loss for Year                                 -             -              -               (76)           (76)
                                          ---------       -------        -------         ---------      ---------
Balance - December 31, 2002               1,500,000         7,500         (5,500)           (1,533)           467
                                          ---------       -------        -------         ---------      ---------
Issuance of stock for acquisition           720,000         3,600              -                 -          3,600
Net Loss for Year                                 -             -              -           (21,450)       (21,450)
                                          ---------       -------        -------         ---------      ---------
Balance - December 31, 2003               2,220,000        11,100         (5,500)          (22,983)       (17,383)
                                          ---------       -------        -------         ---------      ---------
Net Profit for Period                             -             -              -               708            708
                                          ---------       -------        -------         ---------      ---------
Balance - March 31, 2004                  2,220,000       $11,100        $(5,500)        $ (22,275)     $ (16,675)
                                          =========       =======        =======         ==========     =========

See Accountants Review Report



                         QUEEN CITY MOBILE HOMES, INC.
                         (A Development Stage Company)
                            Statements of Cash Flow
                                  (Unaudited)
                                Indirect Method


                                                                                                      February 1, 1994
                                                                           Three-Months Ended         (Inception) to
                                                                               March 31,                March 31,
                                                                         2004             2003              2004
                                                                         ----             ----              ----

Cash Flows from Operating Activities:

     Net Profit (Loss)                                                  $ 708           $ (1,349)       $(22,275)
     Increase in Accounts Payable                                       2,666                  -          23,203
     Decrease(Increase) in Accounts Receivable                         (2,097)             1,261         (37,923)
                                                                      -------            -------         -------
Net Cash Used in Operating Activities                                   1,277                (88)        (36,995)
                                                                      -------            -------         -------
Cash Flows from Financing Activities:

     Payments on Notes Payable                                              -             (3,486)         (7,152)
     Proceeds from Notes Payable                                            -                  -          44,257
     Issuance of stock                                                      -                  -           2,000
                                                                      -------            -------         -------
Net Cash Provided by Financing Activities                                   -             (3,486)         39,105
                                                                      -------            -------         -------
Net Increase in Cash & Cash Equivalents                                 1,277             (3,574)          2,110

Beginning Cash & Cash Equivalents                                         833              4,685               -
                                                                      -------            -------         -------
Ending Cash & Cash Equivalents                                        $ 2,110            $ 1,111         $ 2,110
                                                                      =======            =======         =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                               $ -                $ -             $ -
                                                                      =======            =======         =======
     Cash paid for Income Taxes                                           $ -                $ -             $ -
                                                                      =======            =======         =======

See Accountants Review Report

                          QUEEN CITY MOBILE HOMES, INC.
                          Notes to Financial Statements
                                 March 31, 2004




Note 1 - Presentation of Interim Information:

In the opinion of the management of Queen City Mobile Homes, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 30, 2004 and the results of operations for the three-months ended March 31, 2004 and 2003 and for the period from February 1, 1994 (inception) to March 31, 2004, and cash flows for the three-months ended March 31, 2004 and 2003, and for the period from February 1, 1994 (inception) to March 31, 2004. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.

Note 2 - Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is in the development state and has not earned any revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Cautionary and Forward Looking Statements

     In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Butts, Inc. ("Butts, Inc.," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Butts, Inc. actual results to be materially different from any future results expressed or implied by Butts, Inc. in those statements. Important facts that could prevent Butts, Inc. from achieving any stated goals include, but are not limited to, the following:

         Some of these risks might include, but are not limited to, the following:

                  (a)      volatility or decline of the Company's stock price;

                  (b)      potential fluctuation in quarterly results;

                  (c)      failure of the Company to earn revenues or profits;

                  (d) inadequate capital to continue or expand its busi-ness, inability to raise additional capital or financ -ing to implement its business plans;

                  (e) failure to commercialize its technology or to make sales;

                  (f)      rapid and significant changes in markets;

                  (g) litigation with or legal claims and allegations by outside parties;

                  (h)      insufficient revenues to cover operating costs.

     There is no assurance that the Company will ever be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

     The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2004 and any Current Reports on Form 8-K filed by the Company.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
--------------

         The Company had no revenue or operations for the period. There can be no assurance that the Company will be able to complete a merger with an operating company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations.

Comparison of Operating Results for the Three Months Ended March 31, 2004
-------------------------------------------------------------------------------
and March 31, 2003
------------------------

     The Company had no revenues for the quarter in 2004 or 2003. The Company incurred no expenses in the quarter in 2004 but incurred expenses of $45 in 2003. The company had profit (loss) on operations of $708 in 2004 due to interest income as compared to ($1,349) loss in 2003 in the quarter. The profit
(loss) per share was nominal in 2004 and a nominal loss in 2003 in the quarter.

Liquidity and Capital Resources
- -------------------------------

     At March 31, 2004, the Company had no cash and no other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is totally dependent upon its principal shareholder to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

     Once the Company has identified an appropriate business combination, lack of existing capital may be a sufficient impediment to prevent its consummation. And if a business combination is completed, the Company's needs for additional financing is likely to increase substantially.

NEED FOR ADDITIONAL FINANCING

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to negotiate to commence or acquire a business during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing any business.

     The Company will need to raise substantial additional funds to conduct any business activities in the next twelve months.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no revenues, minimal cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to develop a business plan and will need to seek and obtain funding, via loans or private placements of stock, for operations and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next quarter.


Item 3. Evaluation of Internal and Disclosure Controls
-------------------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

Trends: The company expects that the trend of no income and ongoing losses will continue in the future until a business combination has been made which may afford revenues and potential cash flows. No assurance can be made that any such combination will ever occur.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
- - --------------------------

There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.
- - ------------------------------

         (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

         (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.
- - ----------------------------------------

         (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
- - ------------------------------------------------------------

         (Not applicable)

Item 5. Other Information.
- - --------------------------

         (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
- - -----------------------------------------

         (a) Exhibits

          32    Sarbanes-Oxley Certification
          33    Sarbanes-Oxley Certification

         (b) Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  QUEEN CITY MOBILE HOMES, INC.

Date: October 8, 2003

                                            /s/ Harlan Schmidt
                                         ------------------------------------
                                         Harlan Schmidt, President