Form 10QSB
period 2004-06-30
QUEEN CITY MOBILE HOMES INC
filed 2004-10-27
CIK 1199370

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- -----------------                                   ----------------------
June 30, 2004                                           000-31887


                          QUEEN CITY MOBILE HOMES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


South Dakota                                                         46-0429873
- --------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


1230 North Avenue, Suite 8, Spearfish, South Dakota                57783
- ------------------------------------------------                -----
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

                   2,220,000 common shares as of June 30, 2004

                         QUEEN CITY MOBILE HOMES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          FINANCIAL STATEMENTS FOR THE
                        SIX-MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




                            ACCOUNTANTS REVIEW REPORT

Board of Directors
Queen City Mobile Homes, Inc.
Spearfish, SD

We have reviewed the accompanying balance sheet for Queen City Mobile Homes, Inc. (a development stage company) for June 30, 2004 and the related statements of operations for the three and six-months ended June 30, 2004 and 2003, and for the period from February 1, 1994 (inception) to June 30, 2004, and cash flows for the six-months ended June 30, 2004 and 2003 and for the period from February 1, 1994 (inception) to June 30, 2004, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended June 30, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated August 25, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2004, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co, LLC
September 22, 2004
/s/Michael Johnson & Co.LLC


                         QUEEN CITY MOBILE HOMES, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                  (Unaudited)






                                                                         June 30,            December 31,
                                                                           2004                 2003
                                                                        ------------         ------------

ASSETS

   Current Assets:
      Cash                                                                   $3,410                $ 833
      Accounts Receivable                                                    37,469               35,826
                                                                        ------------         ------------

Total Current Assets                                                         40,879               36,659
                                                                        ------------         ------------

    Other Assets:
        Acquisition                                                           3,600                3,600
                                                                        ------------         ------------

Total Other Assets                                                            3,600                3,600
                                                                        ------------         ------------

TOTAL ASSETS                                                                $44,479              $40,259
                                                                        ============         ============

LIABILITIES & STOCKHOLDERS' EQUITY

    Current Liabilities:
        Accounts Payable                                                     23,204               20,537
        Notes Payable - Shareholders                                         37,105               37,105
                                                                        ------------         ------------

Total Current Liabilities                                                    60,309               57,642
                                                                        ------------         ------------

Stockholders' Equity (Deficit)

     Common stock
        200,000,000 shares authorized at $.005 par value                     11,100               11,100
          2,200,000 shares issued and outstanding
    Additional Paid-In Capital                                               (5,500)              (5,500)
    Deficit accumulated during the
      development stage                                                     (21,430)             (22,983)
                                                                        ------------         ------------

Total Shareholders' Equity (Deficit)                                        (15,830)             (17,383)
                                                                        ------------         ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                    $44,479              $40,259
                                                                        ============         ============

See Accountants Review Report

                                                                                                      February 1, 1994
                                                     Three-Months Ended             Six-Months Ended              (Inception) to
                                                        June 30,                           June 30,                 June 30,
                                                  2004              2003             2004              2003              2004
                                                  ----              ----             ----              ----              ----

Revenue:
    Rental Income                                   $ -                $ -              $ -                $ -      $ 7,921,861
    Cost of Goods Sold                                -                  -                -                  -       (6,504,088)
                                              ---------            -------        ---------           --------      -----------
Total Income                                          -                  -                -                  -        1,417,773
                                              ---------            -------        ---------           --------      -----------
Costs and Expenses:
     Business Expenses                                -                500               30              1,814        1,405,256
     Insurance                                        -                  -                -                  -           40,136
     Office Expense                                   -                  -                -                 25           44,585
     Bank Charges                                    15                 10               30                 20            1,447
                                              ---------            -------        ---------           --------      -----------
Total Operating Expenses                             15                510               60              1,859        1,491,424
                                              ---------            -------        ---------           --------      -----------
Other Income and Expenses:
     Interest Income                                860                  -            1,613                  -           59,789
     Interest Expense                                 -                  -                -                  -           (7,568)
                                              ---------            -------        ---------           --------      -----------
Total Other Income & Expenses                       860                  -            1,613                  -           52,221
                                              ---------            -------        ---------           --------      -----------
Net Loss                                          $ 845             $ (510)         $ 1,553           $ (1,859)       $ (21,430)
                                              =========            =======        =========           ========      ===========
Per Share Information:

     Weighted average number
     of common shares outstanding             2,220,000            840,000        2,220,000            840,000
                                              ---------            -------        ---------           --------
Net Loss per common share                         *                 *                *                 *
                                              =========            =======        =========           ========
* Less than $.01

See Accountants Review Report


                         QUEEN CITY MOBILE HOMES, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 June 30, 2004
                                  (Unaudited)




                                                                                     Deficit
                                              COMMON STOCKS            Additional    Accum. During       Total
                                                                       Paid-In       Development    Stockholders'
                                        # of Shares    Amount          Capital       Stage               Equity
                                        -----------    ------          -------       -----               ------

Balance - February 1, 1994                1,500,000       $ 7,500        $ (5,500)          $ -           $ 2,000

Net Loss for Period                               -             -               -          (545,099)     (545,099)
                                          ---------       -------         -------         ---------     ---------
Balance - December 31, 1994               1,500,000         7,500          (5,500)         (545,099)     (543,099)
                                          ---------       -------         -------         ---------     ---------
Net Profit for the Year                           -             -               -           276,795       276,795
                                          ---------       -------         -------         ---------     ---------
Balance - December 31, 1995               1,500,000         7,500          (5,500)         (268,304)     (266,304)
                                          ---------       -------         -------         ---------     ---------
Net Profit for the Year                           -             -               -           259,654       259,654
                                          ---------       -------         -------         ---------     ---------
Balance - December 31, 1996               1,500,000         7,500          (5,500)           (8,650)       (6,650)
                                          ---------       -------         -------         ---------     ---------
Net Profit for the Year                           -             -               -            53,138        53,138
                                          ---------       -------         -------         ---------     ---------
Balance - December 31, 1997               1,500,000         7,500          (5,500)           44,488        46,488
                                          ---------       -------         -------         ---------     ---------
Net Loss for the Year                             -             -               -           (51,365)      (51,365)
                                          ---------       -------         -------         ---------     ---------
Balance - December 31, 1998               1,500,000         7,500          (5,500)           (6,877)       (4,877)
                                          ---------       -------         -------         ---------     ---------
Net Profit for the Year                           -             -               -             3,629         3,629
                                          ---------       -------         -------         ---------     ---------
Balance - December 31, 1999               1,500,000         7,500          (5,500)           (3,248)       (1,248)
                                          ---------       -------         -------         ---------     ---------
Net Profit for Year                               -             -               -             2,961         2,961
                                          ---------       -------         -------         ---------     ---------
Balance - December 31, 2000               1,500,000         7,500          (5,500)             (287)        1,713
                                          ---------       -------         -------         ---------     ---------
Net Loss for Year                                 -             -               -            (1,170)       (1,170)
                                          ---------       -------         -------         ---------     ---------
Balance - December 31, 2001               1,500,000         7,500          (5,500)           (1,457)          543
                                          ---------       -------         -------         ---------     ---------
Net Loss for Year                                 -             -               -               (76)          (76)
                                          ---------       -------         -------         ---------     ---------
Balance - December 31, 2002               1,500,000         7,500          (5,500)           (1,533)          467
                                          ---------       -------         -------         ---------     ---------
Issuance of stock for acquisition           720,000         3,600               -                 -         3,600
Net Loss for Year                                 -             -               -           (21,450)      (21,450)
                                          ---------       -------         -------         ---------     ---------
Balance - December 31, 2003               2,220,000        11,100          (5,500)          (22,983)      (17,383)
                                          ---------       -------         -------         ---------     ---------
Net Profit for the Period                         -             -               -             1,553         1,553
                                          ---------       -------         -------         ---------     ---------
Balance - June 30, 2004                   2,220,000       $11,100         $(5,500)        $ (21,430)    $ (15,830)
                                          =========       =======         =======         =========     =========

See Accountants Review Report

                                                                                                      February 1, 1994
                                                                         Six-Months Ended             (Inception) to
                                                                             June 30,                   June 30,
                                                                        2004             2003              2004
                                                                        ----             ----              ----

Cash Flows from Operating Activities:

     Net Profit (Loss)                                                $ 1,553           $ (1,859)       $(21,430)
     (Decrease) in Accounts Payable                                     2,667                  -          23,204
     Decrease (Increase) in Accounts Receivable                        (1,643)             2,573         (37,469)
                                                                      -------           --------        --------
Net Cash Used in Operating Activities                                   2,577                714         (35,695)
                                                                      -------           --------        --------
Cash Flows from Financing Activities:

     Payments on Notes Payable                                              -             (4,491)         (7,152)
     Proceeds from Notes Payable                                            -                  -          44,257
     Issuance of stock                                                      -                  -           2,000
                                                                      -------           --------        --------
Net Cash Provided by Financing Activities                                   -             (4,491)         39,105
                                                                      -------           --------        --------
Net Increase in Cash & Cash Equivalents                                 2,577             (3,777)          3,410

Beginning Cash & Cash Equivalents                                         833              4,685               -
                                                                      -------           --------        --------
Ending Cash & Cash Equivalents                                        $ 3,410              $ 908         $ 3,410
                                                                      =======           ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                               $ -                $ -             $ -
                                                                      =======           ========        ========
     Cash paid for Income Taxes                                           $ -                $ -             $ -
                                                                      =======           ========        ========


See Accountants Review Report

                          QUEEN CITY MOBILE HOMES, INC.
                          Notes to Financial Statements
                                  June 30, 2004




Note 1 - Presentation of Interim Information:

In the opinion of the management of Queen City Mobile Homes, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2004 and the results of operations for the three and six-months ended June 30, 2004 and 2003 and for the period from February 1, 1994 (inception) to June 30, 2004, and cash flows for the six-months ended June 30, 2004 and 2003, and for the period from February 1, 1994 (inception) to June 30, 2004. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-----------------------------------------------------------------

                          QUEEN CITY MOBILE HOMES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Cautionary and Forward Looking Statements

     In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of the Company ("Queen City Mobile Homes, Inc.," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. Important facts that could prevent the Company from achieving any stated goals include, but are not limited to, the following:

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

                  (e)      failure achieve sales or revenues;

                  (f)      rapid and significant changes in markets;

                  (g) litigation with or legal claims and allegations by outside parties;

                  (h)      insufficient revenues to cover operating costs.

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

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


Financial condition:

     The Company has working capital deficit of $(20,000 approximately) at June 30, 2004. The Company is seeking additional equity capital, or a merger partner.

Results of Operations for Quarter Ended June 30, 2004 as compared to same Quarter in 2003:

Revenues:   Revenues  for the  second  quarter  of 2004 and 2003 were none.

Expenses in the second quarter of 2004 were $15 and in 2003 the Company incurred $510 in expenses. Operating profit(loss) was $845 in the quarter in 2004 and ($510) in 2003.

     The net profit(loss) per share was nominal in the quarter in 2004 and nominal in 2003.

Results of Operations for the Six Month Ended June 30, 2004 as compared to same Period in 2003:

     The Company had no revenues in the period in 2004 or in 2003. The Company incurred $60 expenses in the period in 2004 compared to $1,859 in the period in 2003. The Company had a $1,613 profit (loss) in the six months in 2004 from interest income compared to ($1,859) loss in the period in 2003. The profit
(loss) per share was nominal in the period in 2004 as opposed to a nominal loss in 2003.

     The company expects the trend of losses to continue until the company is able to achieve revenues sufficient to cover expenses of which there is no assurance.

NEED FOR ADDITIONAL FINANCING

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete business operations during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to carry out its business.

The Company will need to raise additional funds to conduct its business activities in the next twelve months.

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

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $60,309, all of which is current, minimal cash, and other assets consisting of accounts receivable, and no capital commitments. The effects of such conditions could cause the Company's bankruptcy.

     Management hopes to develop its business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next quarter.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2004, the Company had carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

                           PART II - OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS

                  None

ITEM 2.       CHANGES IN SECURITIES

                  None

ITEM 3.       DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None in the period ended June 30, 2004

ITEM 5.       OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(A)       32    Sarbanes-Oxley Certification
          33    Sarbanes-Oxley Certification


(B)  Reports  on Form  8-K -

      None

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  QUEEN CITY MOBILE HOMES, INC.

Date: October 8, 2003

                                            /s/ Harlan Schmidt
                                         ------------------------------------
                                         Harlan Schmidt, President & Director