Form 10KSB
period 2003-12-31
QUEEN CITY MOBILE HOMES INC
filed 2004-11-12
CIK 1199370

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                       Fiscal Year Ended December 31, 2003

                        Commission file number 000-31887

                          QUEEN CITY MOBILE HOMES, INC.
                          ----------------------------
              (New name of registrant as specified in its charter)
(successor registrant under Sec. 12(g)3 of the Securities Exchange Act of 1934)




SOUTH DAKOTA                    000-31887                46-0429873
- -----------------             -------------            ------------------
(State or other               (Commission              (IRS Employer
jurisdiction of               File Number)             Identification No.
incorporation                                          post-merger)
post-merger)


            1230 North Avenue, Suite 8, Spearfish, South Dakota 57783
           ----------------------------------------------------------
                                  (NEW ADDRESS)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 605-642-2622


           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                               Title of each class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $0

There were 2,220,000 shares of the Registrant's common stock outstanding as of December 31, 2003.

The aggregate market value of the 1,270,000 shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on December 31, 2003.

                                TABLE OF CONTENTS

PART I

         Item 1. Description of Business                                      1
         Item 2. Description of Property                                      2
         Item 3. Legal Proceedings                                            2
         Item 4. Submission of Matters to a Vote of Security Holders          2

PART II

         Item 5. Market for Common Equity and Related Stockholder Matters     3
         Item 6. Management's Discussion and Analysis or Plan of Operation    3
         Item 7. Financial Statements                                         3
         Item 8. Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure                                    4
         Item 8a. Controls and Procedures                                     4

PART III

         Item 9. Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act            4
         Item 10. Executive Compensation                                      6
         Item 11. Security Ownership of Certain Beneficial Owners
                  and Management                                              7
         Item 12. Certain Relationships and Related Transactions              8
         Item 13. Exhibits and Reports on Form 8-K                            9
         Item 14. Principal Accountant Fees and Services                      9

SIGNATURES                                                                    10

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

         General

     The Company was incorporated under the laws of the State of South Dakota on February 1, 1994 and is in the early developmental and promotional stages. Queen City Mobile Homes was incorporated February 4, 1994 and commenced business as a dealer in manufactured by Liberty Homes, Inc. and Rollohome.

     In calendar year 1995, it sold four percent (4%) of the mobile homes manufactured by Liberty Mobile Homes and received an award for being Liberty's outstanding mobile home dealer. That year, it had gross sales of approximately $10,000,000.

     It sold its dealership in 1996 and since then has managed and dealt in its receivables of which at December 31, 2003, it had approximately $35,000.

The Company is seeking to acquire business opportunities in the financing field of real estate or mobile homes or manufactured housing. This statement does not preclude the company from considering other business opportunities. No specific criteria have been developed by management for consideration in examining business opportunities.

Employees

         The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, remuneration may be paid to or accrued for the benefit of, the Company's officers prior to, or in conjunction with, the completion of a business acquisition for services actually rendered, if for. See "Executive Compensation" and under "Certain Relationships and Related Transactions."

Item 2.  PROPERTIES
         ----------

         Facilities

     The Company has no property. The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at 1230 North Avenue, Suite 8, Spearfish, South Dakota 57783. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

         Real Property

         None

         Mineral Properties

         None

Item 3.  LEGAL PROCEEDINGS
         -----------------

     As of December 31, 2003, the Company was not a party to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

        No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

        As of the date of this report, there has been no trading or quotation of the Company's common stock from inception to date.

         As of December 31, 2003, there were 34 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
- -------------

         Financial Condition and Changes in Financial Condition

         Liquidity and Capital Resources

     At year end, the Company had $833 in cash capital and other assets of accounts receivable (current) totalling $35,826. The Company has liabilities of $57,642. The Company will be dependent upon its officers for loans or cash advances to pay any expenses incurred. No commitment has been made to make loans or advances.


Results of Operations for Year ended December 31, 2003 Compared to Year Ended
- -----------------------------------------------------------------------------
December 31, 2002.
- ------------------

     The Company had no operating revenues or operations in the fiscal year in 2003 or 2002 The Company had interest in come of $3,649 in 2003 and $3,555 in 202 from its receivables. The Company incurred expenses of $25,099 in 2003 compared to $3,631 in 2002. The net loss was ($21,450) in 2003 and ($76) in 2002. The net loss per share was nominal in 2003 and 2002.

The Company incurred $22,440 in charges in the year for legal and accounting relating to its merger with Hinds, Inc. and became an SEC Reporting Company, which had not been incurred in prior years. As a reporting Company under
Section 12(g) such charges can be expected to continue in the future.

     The trend of operating losses can be expected to continue for the indefinite future unless and until an operating business which is profitable is achieved, of which there can be no assurance.

     The Company's auditor has issued its Report which contains a "going concern" qualification.

Item 7.  Financial Statements and Supplementary Data
         -------------------------------------------

                  Please refer to pages F-1 through F-7.

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure
         -------------------------------------------------------------------

         In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

         The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

Item 8a. Controls and Procedures

Evaluation of Internal and Disclosure Controls
----------------------------------------------

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



                                    PART III

Item 9.  Directors and Executive Officers of the Registrant and Compliance with
         ----------------------------------------------------------------------
         Section 16(a)
         -------------

The directors and executive officers of the Company as of December 31, 2003, are as follows:


 Name                               Age              Position                                    Term
- -------                             ----             --------                                   ------
Harlan Schmidt                      64               President and Director                      Annual
                                                     Secretary/Treasurer and Director            Annual
                                                     Director                                    Annual

Barbara S. Schmidt                  61               Director                                    Annual

     Harlan A. Schmidt, President and Director since 1995, is an attorney practicing in Spearfish, South Dakota.

     He graduated from Tulane University in New Orleans where he was editor of the yearbook and president of the student body. He served in the United States Coast Guard and then in the South Dakota National Guard. At the age of 37, he earned a Juris Doctor degree from the law school at the University of South Dakota.

     As business background, Mr. Schmidt worked for a printing company in Nashville, Tennessee; sold life insurance; sold real estate; worked for Northwestern Bell as its District Manager for western South Dakota; owned, had interests in, or started a number of businesses, including Pine Lawn Memorial Cemetery and Black Hills Caverns in Rapid City; a waterproofing manufacturing company; Silverado and Legends Casinos; Deadwood Gulch Resort; Super 8 Motel in Deadwood; El Cocina Mexican Restaurant in Spearfish; a 20,000 acre ranch northwest of Belle Fourche; and purchased Lookout Mountain east of Spearfish from Homestake Mining Company.

     He was the state Director for the National Alliance of Businessmen, has served as presidents of the Rapid City Convention Visitor Bureau and of Northern Hills Community Development, as trustees for the Spearfish Canyon Foundation and High Plains Heritage Society, and on the Boards of Directors for Yankton Economic Development Corporation, Black Hills Boy Scout Council, Rapid City Chamber of Commerce, Western South Dakota Development Corporation, Spearfish Economic Development Corporation, and many church boards. Harlan was twice elected as a delegate to his party's state convention.

     Barbara Schmidt, Director since 1999 attended the University of South Dakota, worked for Northwestern Bell Telephone Company, has been active on church and civic committees, opened a clothing store in Spearfish, and has served as a director and officer in four private business corporations.

         No appointee for a director position has been subject of any civil regulatory proceeding or any criminal proceeding in the past five years.

         The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) filings.

         No disclosure is contained herein.

         2.   For each person, listed by subparagraph letter above:

Number of late                 Number of                 Known failures
reports                        transactions not          to file forms required
                               reported on a
                               timely basis
- ---------------                -----------------         ---------------------

a.       1                             none                      1

b.       1                             none                      1

c.       1                             none                      1


Item 10. Executive Compensation

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended December 31, 2003. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                          Year Ended December 31, 2003

                                    Annual Compensation                         Awards
======================== ========= ========== ============= ======================= ====================== ======================
Name and Principal                                                                                         Securities
Position                           Salary     Bonus ($)     Other Annual            Restricted Stock       Underlying
                         Year      ($)                      Compensation ($)        Award(s)($)            Options/SARs(#)
- ------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

Harlan Schmidt,          2003      0          0             0                       0                      0
President
- ------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------
                         2002      0          0             0                       0                      0
- ------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------
                         2001      0          0             0                       0                      0
======================== ========= ========== ============= ======================= ====================== ======================

         The Company has no employee incentive stock option plan.

         There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

         Option/SAR Grants Table (None)

     Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)


                                     DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                                     Cash Compensation                  Security Grants
Name                              Annual Retainer   Meeting Fees   Consulting            Number of     Number of Securities
                                  Fees ($)          ($)            Fees/Other Fees ($)   Shares (#)    Underlying Options/SARs(#)
- --------------------------------- ----------------- -------------- --------------------- ------------- ---------------------------
A. Director                       0                 0              0                     0             0
Harlan Schmidt

B. Director                       0                 0              0                     0             0
Barbara S. Schmidt






Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, as of December 31, 2003, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

                                                      Number of                 Percentage of
                  Name                              Shares Owned                    Class
- -------------------------------------------- --------------------------- ----------------------------
Harlan Schmidt, President & Director   (1)                     950,000                         43%
1230 North Avenue, Suite 8,
Spearfish, South Dakota 57783
- -------------------------------------------- --------------------------- ----------------------------
Barbara S. Schmidt, Director                                   950,000                         43%
1230 North Avenue, Suite 8,
Spearfish, South Dakota 57783
- -------------------------------------------- --------------------------- ----------------------------
Officers and Directors as a group                              950,000                          43%
 (1) Harlan Schmidt and Barbara Schmidt are husband and wife and are included in each other's holdings.

                                     PART IV

Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------

 On December 8, 2003 Queen City Mobile Homes,  Inc.  subscribed for and paid for 6,480,000 shares of common stock of Hinds, Inc. constituting 90% of the issued and outstanding shares of common stock of Hinds, Inc. The 6,480,000 common shares were authorized and issued by the Board of Directors.

     On December 9 and 10, 2003 Hinds and Queen City Mobile Homes, Inc. entered into a Merger Plan whereby after the merger Queen City Mobile Homes, Inc. conducted a statutory merger with its 90% owned subsidiary, Hinds, Inc. The shares owned by Queen City Mobile Homes, Inc. were cancelled as a result of the merger. All shareholders of Hinds, Inc. received shares of the surviving Company, Queen City Mobile Homes, Inc. on a one for one basis. Queen City Mobile Homes, Inc. is the surviving company after the merger. All outstanding shares of Hinds, Inc. were converted by virtue of the merger.

     The Company is a successor registrant pursuant to Section 12(g) (3) of the Securities Exchange Act of 1934, by virtue of a statutory merger of the Parent, Queen City Mobile Homes, Inc. a South Dakota corporation, and its 90% owned subsidiary, Hinds, Inc., a Wyoming corporation, with Queen City Mobile Homes, Inc. being the survivor.

Transactions with Management and Others

There were no transactions or series of transactions during the Registrant's last fiscal year or the current fiscal year, or any currently proposed transactions or series of transactions of the remainder of the fiscal year, in which the amount involved exceeds $60,000 and in which to the knowledge of the Registrant, any director, executive officer, nominee, future director, five percent shareholder, or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest, except that in the merger transaction discussed hereinabove, Harlan and Barbara Schmidt, Officers and Directors are owners of 950,000 shares consisting of 43% of the combined companies.

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

                  The following documents are filed as part of this report:

                  1.       Reports on Form 8-K:

                           None.

                  2.       Exhibits:

                           None.

Item 14. Principal Accountant Fees and Services

General. Michael Johnson & Co., LLC, CPAs ("MJC") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining MJC's independence.

     Audit Fees. MJC billed the Company $3,750 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2003, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2003, June 30, 2003 and September 30, 2003. MJC billed the Company $850 for the 2002 audit and $3,000 for the 2003 Audit.

         There were no audit related fees in 2002 or 2003. There were no tax fees or other fees in 2002 or 2003 paid to Auditors or Auditors affiliates.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2002 and 2003.

         All audit work was performed by the auditors' full time employees.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           QUEEN CITY MOBILE HOMES, INC.
                                           (Registrant)

Date: November 11, 2003
                                           By: /s/ Harlan A. Schmidt
                                                  ------------------------------
                                                  Harlan A. Schmidt, President

                                           DIRECTORS:


                                           /s/ Harlan A. Schmidt
                                           ---------------------------------



                                           /s/ Barbara Schmidt
                                           ---------------------------------

                          QUEEN CITY MOBILE HOMES, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                   For Years Ended December 31, 2003 and 2002

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




                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Queen City Mobile Homes, Inc.
Spearfish, SD


We have audited the accompanying balance sheet of Queen City Mobile Homes, Inc., (A Development Stage Company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002and for the period February 1, 1994 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Queen City Mobile Homes, Inc., as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, and for the period February 1, 1994 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States and standards of the PCAOB.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company is in the development stage, and will require funds from profitable operations, from borrowing or from sale of equity securities to execute its business plan. Management's plans in regard to these matters are also discussed in Note 3. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.





Michael Johnson & Co., LLC
Denver, Colorado
August 25, 2004
/s/Michael Johnson & Co., LLC



                         QUEEN CITY MOBILE HOMES, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  December 31,




                                                                               2003                2002
                                                                            ------------       -------------

ASSETS;

   Current Assets:
      Cash                                                                        $ 833              $4,685
     Accounts Receivable                                                         35,826              40,039
                                                                            ------------       -------------

Total Current Assets                                                             36,659              44,724
                                                                            ------------       -------------

    Other Assets:
       Acquisition                                                                3,600                   -
                                                                            ------------       -------------

Total Other Assets                                                                3,600                   -
                                                                            ------------       -------------

TOTAL ASSETS                                                                    $40,259             $44,724
                                                                            ============       =============

LIABILITIES & STOCKHOLDERS' EQUITY

    Current Liabilities:
        Accounts Payable                                                         20,537                   -
        Notes Payable - Shareholder                                              37,105              44,257
                                                                            ------------       -------------

Total Current Liabilities                                                        57,642              44,257
                                                                            ------------       -------------

Stockholders' Equity

    Common stock
      200,000,000 shares authorized at $.005 par value,
      2,220,000 shares issued and outstanding in 2003,                           11,100               7,500
      1,500,000 shares issued and outstanding in 2002
    Additional Paid-In Capital                                                   (5,500)             (5,500)
    Deficit accumulated during the
      development stage                                                         (22,983)             (1,533)
                                                                            ------------       -------------

Total Stockholders' Equity                                                      (17,383)                467
                                                                            ------------       -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                         $40,259             $44,724
                                                                            ============       =============


The accompanying notes are an integral part of these financial statements.



                         QUEEN CITY MOBILE HOMES, INC.
                         (A Development Stage Company)
                            Statements of Operations

                                                                                                           February 1, 1994
                                                                     Year Ended                             (Inception) to
                                                                     December 31,                             December 31,
                                                            2003                     2002                        2003
                                                            ----                     ----                        ----

Revenue:
    Rental Income                                                  $ -                      $ -                   $ 7,921,861
    Cost of Goods Sold                                               -                        -                    (6,504,088)
                                                              ---------                ---------                    ---------
Total Income                                                         -                        -                     1,417,773
                                                              ---------                ---------                    ---------
Costs and Expenses:
     Business Expenses                                           22,440                    1,576                    1,405,226
     Insurance                                                       -                        -                        40,136
     Office Expenses                                              2,604                    2,000                       44,585
     Bank Charges                                                    55                       55                        1,417
                                                              ---------                ---------                    ---------
Total Operating Expenses                                         25,099                    3,631                    1,491,364
                                                              ---------                ---------                    ---------
Other Income and Expenses:
     Interest Income                                              3,649                    3,555                       58,176
     Interest Expense                                                -                        -                        (7,568)
                                                              ---------                ---------                    ---------
Total Other Income & Expenses                                     3,649                    3,555                       50,608
                                                              ---------                ---------                    ---------
Net Loss                                                      $ (21,450)                   $ (76)                   $ (22,983)
                                                              =========                =========                    =========
Per Share Information:

     Weighted average number
     of common shares outstanding                             2,220,000                1,500,000
                                                              ---------                ---------
Net Loss per common share                                     *                        *
                                                              =========                =========

* Less than $.01

The accompanying notes are an integral part of these financial statements.


                         QUEEN CITY MOBILE HOMES, INC.
                          (A Development Sage Company)
                         Stockholders' Equity (Deficit)
                               December 31, 2003

                                                                                                       Deficit
                                                       COMMON STOCKS              Additional        Accum. During             Total
                                                                                    Paid-In          Development       Stockholders'
                                               # of Shares          Amount          Capital             Stage                Equity
                                               -----------          ------          -------             -----                ------

Balance - February 10, 1994                       $1,500,000          $ 7,500         $(5,500)                  $ -         $ 2,000

Net Loss for the Period                                    -                -               -              (545,099)       (545,099)
                                                   ---------         --------        --------             ---------       ----------
Balance - December 31, 1994                        1,500,000            7,500          (5,500)             (545,099)       (543,099)
                                                   ---------         --------        --------             ---------       ----------
Net Profit for the Year                                    -                -               -               276,795         276,795
                                                   ---------         --------        --------             ---------       ----------
Balance - December 31, 1995                        1,500,000            7,500          (5,500)             (268,304)       (266,304)
                                                   ---------         --------        --------             ---------       ----------
Net Profit for the Year                                    -                -               -               259,654         259,654
                                                   ---------         --------        --------             ---------       ----------
Balance - December 31, 1996                        1,500,000            7,500          (5,500)               (8,650)         (6,650)
                                                   ---------         --------        --------             ---------       ----------
Net Profit for the Year                                    -                -               -                53,138          53,138
                                                   ---------         --------        --------             ---------       ----------
Balance - December 31, 1997                        1,500,000            7,500          (5,500)               44,488          46,488
                                                   ---------         --------        --------             ---------       ----------
Net Loss for the Year                                      -                -               -               (51,365)        (51,365)
                                                   ---------         --------        --------             ---------       ----------
Balance - December 31, 1998                        1,500,000            7,500          (5,500)               (6,877)         (4,877)
                                                   ---------         --------        --------             ---------       ----------
Net Profit for the Year                                    -                -               -                 3,629           3,629
                                                   ---------         --------        --------             ---------       ----------
Balance - December 31, 1999                        1,500,000            7,500          (5,500)               (3,248)         (1,248)
                                                   ---------         --------        --------             ---------       ----------
Net Profit for the Year                                    -                -               -                 2,961           2,961
                                                   ---------         --------        --------             ---------       ----------
Balance - December 31, 2000                        1,500,000            7,500          (5,500)                 (287)          1,713
                                                   ---------         --------        --------             ---------       ----------
Net Loss for year                                          -                -               -                (1,170)         (1,170)
                                                   ---------         --------        --------             ---------       ----------
Balance - December 31, 2001                        1,500,000            7,500          (5,500)               (1,457)            543
                                                   ---------         --------        --------             ---------       ----------
Net Loss for year                                          -                -               -                   (76)            (76)
                                                   ---------         --------        --------             ---------       ----------
Balance - December 31, 2002                        1,500,000            7,500          (5,500)               (1,533)            467
                                                   ---------         --------        --------             ---------       ----------
Issuance of stock for acquisition                    720,000            3,600               -                     -           3,600
Net Loss for year                                          -                -               -               (21,450)        (21,450)
                                                   ---------         --------        --------             ---------       ----------
Balance - December 31, 2003                        2,220,000         $ 11,100        $ (5,500)            $ (22,983)      $ (17,383)
                                                   =========         ========        ========             =========       ==========

The accompanying notes are an integral part of these financial statements.



                         QUEEN CITY MOBILE HOMES, INC.
                         (A Development Stage Company)
                            Statements of Cash Flow
                                Indirect Method


                                                                                                              February 1, 1994
                                                                               Year Ended                      (Inception) to
                                                                               December 31,                     December 31,
                                                                         2003                  2002                  2003
                                                                         ----                  ----                  ----

Cash Flows from Operating Activities:

     Net Loss                                                         $ (21,450)              $ (76)                   $ (22,983)

     Increase in Accounts Payable                                      $ 20,537                 $ -                     $ 20,537
    (Increase) Decrease in Accounts Receivable                            4,213             (40,039)                     (35,826)
                                                                      ----------            -------                    ---------
Net Cash  Used In Operating Activities                                    3,300             (40,115)                     (38,272)
                                                                      ----------            -------                    ---------
Cash Flows from Financing Activities:

    Payments to notes payable                                            (7,152)                  -                       (7,152)
    Proceeds from Notes Payable                                                -            43,216                        44,257
    Issuance of stock                                                          -                  -                        2,000
                                                                      ----------            -------                    ---------
Net Cash Provided by Financing Activities                                (7,152)            43,216                        39,105
                                                                      ----------            -------                    ---------
Net Increase in Cash & Cash Equivalents                                  (3,852)             3,101                           833

Beginning Cash & Cash Equivalents                                         4,685              1,584                             -
                                                                      ----------            -------                    ---------
Ending Cash & Cash Equivalents                                            $ 833             $4,685                          $833
                                                                      ==========            =======                    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for Interest                                               $ -                   $ -                      $ 7,568
                                                                      ==========            =======                    =========
     Cash paid for Income Taxes                                           $ -                   $ -                      $ -
                                                                      ==========            =======                    =========

The accompanying notes are an integral part o these financial statements.

                          QUEEN CITY MOBILE HOMES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003


Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

Organization:

The Company was incorporated on February 1, 1994, in the state of South Dakota. The Company is in the development stages and was organized for the purpose of selling and dealing in manufactured homes and any business incidental or related thereto. On December 29, 2003, Queen City Mobile Homes, Inc. acquired Hinds, Inc. in a Plan of Merger. This was a purchase agreement. The Company's fiscal year end is December 31.

Basis of Presentation - Development Stage Company:

The Company has not earned significant revenues from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents:
-------------------------

The Company considers all highly liquid debt instruments, with an original maturity of three months to be cash equivalents.

Use of estimates:

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Net Loss Per Share

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

Other Comprehensive Income

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

                          QUEEN CITY MOBILE HOMES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003

Note 2 - Federal Income Taxes:

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statements or tax purposes.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 9"). "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred tax assets:
         Net operating loss carryforwards                     $ 2,446
         Valuation allowance                                   (2,446)
                                                              --------
         Net deferred tax assets                              $     0
                                                              =========

At December 31, 2003, the Company had net operating loss carryforwards of approximately $2,446 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2007.

Note 3 - Going Concern:

The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at December 31, 2003 of $2,446.

The future success of the Company is likely dependent on its ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

Note 4 - Capital Stock Transactions:

The authorized capital stock of the Company was established at 10,000 with a $1.00 par value. On November 20, 2000, the Board of Directors authorized the total number of shares be increased to 200,000,000 shares with a par value of $.005 per share and in addition authorized a forward split of 15,000 to 1 of the issued shares. There have been 720,000 shares of stock issued for the acquisition of Hinds, Inc. as of December 29, 2003.

                          QUEEN CITY MOBILE HOMES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003




Note 5 - Segment Information:

Queen City Mobile Homes, Inc. operates primarily in a single operating segment, the selling and dealing in manufactured homes.

Note 6 - Notes Payable:

Notes payable at December 31, 2003 are $37,105 due upon demand to Harlan A. Schmidt with no interest.