Form 10QSB
period 2004-09-30
QUEEN CITY MOBILE HOMES INC
filed 2004-11-16
CIK 1199370

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- -----------------                                   ----------------------
September 30, 2004                                           000-31887


                          QUEEN CITY MOBILE HOMES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


South Dakota                                                         46-0429873
- --------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


1230 North Avenue, Suite 8, Spearfish, South Dakota                57783
- ------------------------------------------------                -----
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

                   2,220,000 common shares as of September 30, 2004

                          QUEEN CITY MOBILE HOMES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          FINANCIAL STATEMENTS FOR THE
                      NINE-MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s

                            ACCOUNTANTS REVIEW REPORT

Board of Directors
Queen City Mobile Homes, Inc.
Spearfish, SD

We have reviewed the accompanying balance sheet for Queen City Mobile Homes, Inc. (a development stage company) for September 30, 2004 and the related statements of operations for the three and nine-months ended September 30, 2004 and 2003, and for the period from February 1, 1994 (inception) to September 30, 2004, and cash flows for the nine-months ended September 30, 2004 and 2003 and for the period from February 1, 1994 (inception) to September 30, 2004, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended September 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated August 25, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2004, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co, LLC
October 25, 2004
/s/Michael Johnson & Co, LLC



                         QUEEN CITY MOBILE HOMES, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)


                                                                           September 30,     December 31,
                                                                              2004               2003
                                                                        ------------         ------------

ASSETS

   Current Assets:
      Cash                                                                    $ 818                $ 833
      Accounts Receivable                                                    37,091               35,826
                                                                        ------------         ------------

Total Current Assets                                                         37,909               36,659
                                                                        ------------         ------------

    Other Assets:
        Acquisition                                                           3,600                3,600
                                                                        ------------         ------------

Total Other Assets                                                            3,600                3,600
                                                                        ------------         ------------

TOTAL ASSETS                                                                $41,509              $40,259
                                                                        ============         ============

LIABILITIES & STOCKHOLDERS' EQUITY

     Current Liabilities:
        Accounts Payable                                                    $23,203              $20,537
        Notes Payable - Shareholders                                         37,105               37,105
                                                                        ------------         ------------

Total Current Liabilities                                                    60,308               57,642
                                                                        ------------         ------------

Stockholders' Equity (Deficit)

     Common stock
       200,000,000 shares authorized at $.005 par value                      11,100               11,100
        2,220,000 shares issued and outstanding
    Additional Paid-In Capital                                               (5,500)              (5,500)
    Deficit accumulated during the
      development stage                                                     (24,399)             (22,983)
                                                                        ------------         ------------

Total Stockholders' Equity (Deficit)                                        (18,799)             (17,383)
                                                                        ------------         ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                    $41,509              $40,259
                                                                        ============         ============

See Accountants Review Report



                          QUEEN CITY MOBILE HOMES, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                                        February 1, 1994
                                               Three-Months Ended              Nine-Months Ended         (Inception) to
                                                  September 30,                  September 30,            September 30,
                                               2004            2003            2004           2003            2004
                                               ----            ----            ----           ----            ----

Revenue:
    Rental Income                               $ -              $ -            $ -            $ -           $ 7,921,861
    Cost of Goods Sold                            -                -              -              -            (6,504,088)
                                          ---------        ---------      ---------      ---------           -----------
Total Income                                      -                -              -              -             1,417,773
                                          ---------        ---------      ---------      ---------           -----------
Costs and Expenses:
     Business Expenses                        3,750                -          3,780          1,814             1,409,006
     Insurance                                    -                -              -              -                40,136
     Office Expense                               -                -              -             25                44,585
     Bank Charges                                 -               20             30             40                 1,447
                                          ---------        ---------      ---------      ---------           -----------
Total Operating Expenses                      3,750               20          3,810          1,879             1,495,174
                                          ---------        ---------      ---------      ---------           -----------
Other Income and Expenses:
     Interest Income                            781                -          2,394              -                60,570
     Interest Expense                             -                -              -              -                (7,568)
                                          ---------        ---------      ---------      ---------           -----------
Total Other Income & Expenses                   781                -          2,394              -                53,002
                                          ---------        ---------      ---------      ---------           -----------
Net Loss                                   $ (2,969)           $ (20)      $ (1,416)      $ (1,879)            $ (24,399)
                                          =========        =========      =========      =========           ===========
Per Share Information:

     Weighted average number
     of common shares outstanding         2,220,000        1,500,000      2,220,000      1,500,000
                                          ---------        ---------      ---------      ---------
Net Loss per common share                     *               *               *              *
                                          =========        =========      =========      =========
* Less than $.01

See Accountants Review Report



                         QUEEN CITY MOBILE HOMES, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                               September 30, 2004
                                  (Unaudited)


                                                                                         Deficit
                                               COMMON STOCKS             Additional     Accum. During     Total
                                                                         Paid-In       Development         Stockholders'
                                           # of Shares    Amount         Capital          Stage           Equity
                                           -----------    ------         -------          -----           ------

Balance - February 1, 1994                 1,500,000        $7,500         $(5,500)              $ -        $ 2,000

Net Loss for Period                                -             -               -           (545,099)     (545,099)
                                           ---------       -------         -------          ---------     ---------
Balance - December 31, 1994                1,500,000         7,500          (5,500)          (545,099)     (543,099)
                                           ---------       -------         -------          ---------     ---------
Net Profit for the Year                            -             -               -            276,795       276,795
                                           ---------       -------         -------          ---------     ---------
Balance - December 31, 1995                1,500,000         7,500          (5,500)          (268,304)     (266,304)
                                           ---------       -------         -------          ---------     ---------
Net Profit for the Year                            -             -               -            259,654       259,654
                                           ---------       -------         -------          ---------     ---------
Balance - December 31, 1996                1,500,000         7,500          (5,500)            (8,650)       (6,650)
                                           ---------       -------         -------          ---------     ---------
Net Profit for the Year                            -             -               -             53,138        53,138
                                           ---------       -------         -------          ---------     ---------
Balance - December 31, 1997                1,500,000         7,500          (5,500)            44,488        46,488
                                           ---------       -------         -------          ---------     ---------
Net Loss for the Year                              -             -               -            (51,365)      (51,365)
                                           ---------       -------         -------          ---------     ---------
Balance - December 31, 1998                1,500,000         7,500          (5,500)            (6,877)       (4,877)
                                           ---------       -------         -------          ---------     ---------
Net Profit for the Year                            -             -               -              3,629         3,629
                                           ---------       -------         -------          ---------     ---------
Balance - December 31, 1999                1,500,000         7,500          (5,500)            (3,248)       (1,248)
                                           ---------       -------         -------          ---------     ---------
Net Profit for Year                                -             -               -              2,961         2,961
                                           ---------       -------         -------          ---------     ---------
Balance - December 31, 2000                1,500,000         7,500          (5,500)              (287)        1,713
                                           ---------       -------         -------          ---------     ---------
Net Loss for Year                                  -             -               -             (1,170)       (1,170)
                                           ---------       -------         -------          ---------     ---------
Balance - December 31, 2001                1,500,000         7,500          (5,500)            (1,457)          543
                                           ---------       -------         -------          ---------     ---------
Net Loss for Year                                  -             -               -                (76)          (76)
                                           ---------       -------         -------          ---------     ---------
Balance - December 31, 2002                1,500,000         7,500          (5,500)            (1,533)          467
                                           ---------       -------         -------          ---------     ---------
Issuance of stock for acquisition            720,000         3,600               -                 -          3,600
Net Loss for Year                                  -             -               -            (21,450)      (21,450)
                                           ---------       -------         -------          ---------     ---------
Balance - December 31, 2003                2,220,000        11,100          (5,500)           (22,983)      (17,383)
                                           ---------       -------         -------          ---------     ---------
Net Loss for Period                                -             -               -             (1,416)       (1,416)
                                           ---------       -------         -------          ---------     ---------
Balance - September 30, 2004               2,220,000       $11,100         $(5,500)         $ (24,399)    $ (18,799)
                                           =========       =======         =======          =========     =========

See Accountants Review Report


                                                                                                       February 1, 1994
                                                                           Nine-Months Ended            (Inception) to
                                                                             September 30,              September 30,
                                                                        2004             2003              2004
                                                                        ----             ----              ----

Cash Flows from Operating Activities:

     Net Loss                                                         $ (1,416)          $ (1,879)        $(24,399)
     Increase in Accounts Payable                                        2,666                  -           23,203
     (Increase) Decrease in Accounts Receivable                         (1,265)             3,719          (37,091)
                                                                      --------           --------         --------
Net Cash Used in Operating Activities                                      (15)             1,840          (38,287)
                                                                      --------           --------         --------
Cash Flows from Financing Activities:

     Payments on Notes Payable                                               -             (4,486)          (7,152)
     Proceeds from Notes Payable                                             -                  -           44,257
     Proceeds from stock issuance                                            -                  -            2,000
                                                                      --------           --------         --------
Net Cash Provided by Financing Activities                                    -             (4,486)          39,105
                                                                      --------           --------         --------
Net Increase in Cash & Cash Equivalents                                    (15)            (2,646)             818

Beginning Cash & Cash Equivalents                                          833              4,685                -
                                                                      --------           --------         --------
Ending Cash & Cash Equivalents                                           $ 818            $82,039            $ 818
                                                                      ========           ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                                $ -                $ -              $ -
                                                                      ========           ========         ========
     Cash paid for Income Taxes                                            $ -                $ -              $ -
                                                                      ========           ========         ========

See Accountants Review Report

                          QUEEN CITY MOBILE HOMES, INC.
                          Notes to Financial Statements
                               September 30, 2004




Note 1 - Presentation of Interim Information:

In the opinion of the management of Queen City Mobile Homes, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2004 and the results of operations for the three and nine-months ended September 30, 2004 and 2003 and for the period from February 1, 1994 (inception) to September 30, 2004, and cash flows for the nine-months ended September 30, 2004 and 2003, and for the period from February 1, 1994 (inception) to September 30, 2004. Interim results are not necessarily indicative of results for a full year.

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


Financial condition:

     The Company has working capital deficit of $(20,000 approximately) at September 30, 2004. The Company is seeking additional equity capital, or a merger partner.

     Results of Operations for Quarter Ended September 30, 2004 as compared to same Quarter in 2003:

Revenues:   Revenues  for the  third  quarter  of 2004 and 2003 were none.

     Expenses in the third quarter of 2004 were $3,750 and in 2003 the Company incurred $20 in expenses. The Company had interest income of $781 in the quarter in 2004 compared to none in 2003. Operating (loss) was ($2,969) in the quarter in 2004 and ($20) in 2003.

     The net (loss) per share was nominal in the quarter in 2004 and nominal in 2003.

Results of Operations for the Nine Month Ended September 30, 2004 as compared to same Period in 2003:

     The Company had no revenues in the period in 2004 or in 2003. The Company incurred $3,810 expenses in the period in 2004 compared to $1,879 in the period in 2003. The Company had a interest income of $,2394 in 2004 compared to none in the period in 2003. The Company had a loss on operations of ($1,416) in the period in 2004 compared to an ($1,879) loss in 2003 The (loss) per share was nominal in the period in 2004.

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

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $60,308, all of which is current, minimal cash, and other assets consisting of accounts receivable, and no capital commitments. The effects of such conditions could cause the Company's bankruptcy.

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

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of September 30, 2004 the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

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
          33    Sarbanes-Oxley Certification


(B)  Reports  on Form  8-K -

      Filed 8K 12g3 - June 8, 2004
      Filed 8K 12g3/A - September 28, 2004

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  QUEEN CITY MOBILE HOMES, INC.

Date: November 8, 2004

                                            /s/ Harlan Schmidt
                                         ------------------------------------
                                         Harlan Schmidt, President & Director