Form 10KSB
period 2004-12-31
QUEEN CITY MOBILE HOMES INC
filed 2005-05-11
CIK 1199370

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                       Fiscal Year Ended December 31, 2004

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

There were 2,220,000 shares of the Registrant's common stock outstanding as of December 31, 2004.

The aggregate market value of the 1,270,000 shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on December 31, 2004.

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

     It sold its dealership in 1996 and since then has managed and dealt in its receivables of which at December 31, 2004, it had approximately $35,000.

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

     As of December 31, 2004, the Company was not a party to any legal proceedings.

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

         As of December 31, 2004, there were 34 record holders of the Company's common Stock.

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


Results of Operations for Year ended December 31, 2004 Compared to Year Ended
- -----------------------------------------------------------------------------
December 31, 2003.
- ------------------

     The Company had no operating revenues or operations in the fiscal year in 2004 or 2003 The Company had interest in come of $3,382 in 2004 and $3,649 in 2003 from its receivables. The Company incurred expenses of $19,821 in 2004 compared to $25,099 in 2003. The net loss was ($18,294) in 2004 and ($21,450) in
2003. The net loss per share was nominal in 2004 and 2003.

     In 2003 the Company incurred $22,440 in charges in the year for legal and accounting relating to its merger with Hinds, Inc. and became an SEC Reporting Company, which had not been incurred in prior years. As a reporting Company under Section 12(g) such charges can be expected to continue in the future, and as a result, 2004 expenses were similar to 2003 expenses.

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

Item 8a. Controls and Procedures

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of December 31, 2004 and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of December 31, 2004.

     There were no changes in internal controls or in other factors that could affect internal controls subsequent to December 31, 2004, the most recent evaluation of such, including any corrective actions with regard to deficiencies and material weaknesses.




                                    PART III

Item 9.  Directors and Executive Officers of the Registrant and Compliance with
         ----------------------------------------------------------------------
         Section 16(a)
         -------------

The directors and executive officers of the Company as of December 31, 2004, are as follows:


 Name                               Age              Position                                    Term
- -------                             ----             --------                                   ------
Harlan Schmidt                      65               President and Director                      Annual
                                                     Secretary/Treasurer and Director            Annual
                                                     Director                                    Annual

Barbara S. Schmidt                  62               Director                                    Annual

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

         No disclosure is contained herein.

Item 10. Executive Compensation

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended December 31, 2004. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                          Year Ended December 31, 2004

                                    Annual Compensation                         Awards
======================== ========= ========== ============= ======================= ====================== ======================
Name and Principal                                                                                         Securities
Position                           Salary     Bonus ($)     Other Annual            Restricted Stock       Underlying
                         Year      ($)                      Compensation ($)        Award(s)($)            Options/SARs(#)
- ------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

Harlan Schmidt,          2004      0          0             0                       0                      0
President
- ------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------
                         2003      0          0             0                       0                      0
- ------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------
                         2002      0          0             0                       0                      0
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
Barbara S. Schmidt






Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, as of December 31, 2004, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

                                                      Number of                 Percentage of
                  Name                              Shares Owned                    Class
- -------------------------------------------- --------------------------- ----------------------------
Harlan Schmidt, President & Director   (1)                     950,000                         43%
1230 North Avenue, Suite 8,
Spearfish, South Dakota 57783
- -------------------------------------------- --------------------------- ----------------------------
Barbara S. Schmidt, Director   (1)                             950,000                         43%
1230 North Avenue, Suite 8,
Spearfish, South Dakota 57783
- -------------------------------------------- --------------------------- ----------------------------
Officers and Directors as a group                              950,000                          43%
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

     Audit Fees. MJC billed the Company $3,750 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2004, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004. MJC billed the Company $850 for the 2003 audit and $3,000 for the 2004 Audit.

         There were no audit related fees in 2002 or 2003. There were no tax fees or other fees in 2003 or 2004 paid to Auditors or Auditors affiliates.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2003 and 2004.

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

                                           QUEEN CITY MOBILE HOMES, INC.
                                           (Registrant)

Date: May 10, 2005
                                           By: /s/ Harlan A. Schmidt
                                                  ------------------------------
                                                  Harlan A. Schmidt, President

                                           DIRECTORS:


                                           /s/ Harlan A. Schmidt
                                           ---------------------------------



                                           /s/ Barbara Schmidt
                                           ---------------------------------

                          QUEEN CITY MOBILE HOMES, INC.
                          INDEX OF FINANCIAL STATEMENTS



                                                                          Pages

Auditors Report                                                              F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Changes in Stockholders Deficit                                F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                          F-6 - F-8

                          QUEEN CITY MOBILE HOMES, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                   For Years Ended December 31, 2004 and 2003

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Queen City Mobile Homes, Inc.
Spearfish, SD


We have audited the accompanying balance sheet of Queen City Mobile Homes, Inc., (A Development Stage Company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003 and for the period February 1, 1994 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Queen City Mobile Homes, Inc., as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, and for the period February 1, 1994 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States and standards of the PCAOB.

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





Michael Johnson & Co., LLC
Denver, Colorado
January 31, 2005
/s/Michael Johnson & Co., LLC



                         QUEEN CITY MOBILE HOMES, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  December 31,



                                                                               2004                2003
                                                                            ------------       -------------

ASSETS;

   Current Assets:
      Cash                                                                        $ 266               $ 833
     Accounts Receivable                                                         33,972              35,826
                                                                            ------------       -------------

Total Current Assets                                                             34,238              36,659
                                                                            ------------       -------------

    Other Assets:
       Acquisition                                                                3,600               3,600
                                                                            ------------       -------------

Total Other Assets                                                                3,600               3,600
                                                                            ------------       -------------

TOTAL ASSETS                                                                    $37,838             $40,259
                                                                            ============       =============

LIABILITIES & STOCKHOLDERS' EQUITY

    Current Liabilities:
        Accounts Payable                                                         34,556              20,537
        Notes Payable - Stockholder                                              38,959              37,105
                                                                            ------------       -------------

Total Current Liabilities                                                        73,515              57,642
                                                                            ------------       -------------

Stockholders' Equity

    Common stock
      200,000,000 shares authorized at $.005 par value,
      2,220,000 shares issued and outstanding in 2003,                           11,100              11,100
      1,500,000 shares issued and outstanding in 2002
    Additional Paid-In Capital                                                   (5,500)             (5,500)
    Deficit accumulated during the
      development stage                                                         (41,277)            (22,983)
                                                                            ------------       -------------

Total Stockholders' Equity                                                      (35,677)            (17,383)
                                                                            ------------       -------------

TOTAL LIABILITES & STOCKHOLDERS' EQUITY                                         $37,838             $40,259
                                                                            ============       =============

The accompanying notes are an integral part of these financial statements.



                         QUEEN CITY MOBILE HOMES, INC.
                         (A Development Stage Company)
                            Statements of Operations

                                                                                                              February 1, 1994
                                                                        Year Ended                              (Inception) to
                                                                        December 31,                              December 31,
                                                               2004                     2003                           2004
                                                               ----                     ----                           ----

Revenue:
    Rental Income                                                  $ -                       $ -                  $ 7,921,861
    Cost of Goods Sold                                               -                         -                   (6,504,088)
                                                             ---------                 ---------                    ---------
Total Income                                                         -                         -                    1,417,773
                                                             ---------                 ---------                    ---------
Costs and Expenses:
     Business Expenses                                          19,746                    22,440                    1,424,972
     Insurance                                                       -                         -                       40,136
     Office Expenses                                                30                     2,604                       44,615
     Bank Charges                                                   45                        55                        1,462
                                                             ---------                 ---------                    ---------
Total Operating Expenses                                        19,821                    25,099                    1,511,185
                                                             ---------                 ---------                    ---------
Other Income and Expenses:
     Interest Income                                             3,382                     3,649                       61,558
     Interest Expense                                           (1,855)                        -                       (9,423)
                                                             ---------                 ---------                    ---------
Total Other Income & Expenses                                    1,527                     3,649                       52,135
                                                             ---------                 ---------                    ---------
Net Loss                                                     $ (18,294)                $ (21,450)                   $ (41,277)
                                                             =========                 =========                    =========
Per Share Information:

     Weighted average number
     of common shares outstanding                            2,220,000                 2,220,000
                                                             ---------                 ---------
Net Loss per common share                                     *                        *
                                                             =========                 =========
* Less than $.01

The accompanying notes are an integral part of these financial statements.



                         QUEEN CITY MOBILE HOMES, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                               December 31, 2004

                                                                                                  Deficit
                                                    COMMON STOCKS             Additional         Accum. During         Total
                                                                                Paid-In         Development        Stockholders'
                                             # of Shares        Amount          Capital            Stage               Equity
                                             -----------        ------          -------            -----               ------

Balance - February 10, 1994                    $1,500,000         $ 7,500         $(5,500)                $ -             $ 2,000
                                                ---------        --------         -------           ---------           ---------
Net Loss for the Period                                 -               -               -            (545,099)           (545,099)
                                                ---------        --------         -------           ---------           ---------
Balance - December 31, 1994                     1,500,000           7,500          (5,500)           (545,099)           (543,099)
                                                ---------        --------         -------           ---------           ---------
Net Profit for the Year                                 -               -               -             276,795             276,795
                                                ---------        --------         -------           ---------           ---------
Balance - December 31, 1995                     1,500,000           7,500          (5,500)           (268,304)           (266,304)
                                                ---------        --------         -------           ---------           ---------
Net Profit for the Year                                 -               -               -             259,654             259,654
                                                ---------        --------         -------           ---------           ---------
Balance - December 31, 1996                     1,500,000           7,500          (5,500)             (8,650)             (6,650)
                                                ---------        --------         -------           ---------           ---------
Net Profit for the Year                                 -               -               -              53,138              53,138
                                                ---------        --------         -------           ---------           ---------
Balance - December 31, 1997                     1,500,000           7,500          (5,500)             44,488              46,488
                                                ---------        --------         -------           ---------           ---------
Net Loss for the Year                                   -               -               -             (51,365)            (51,365)
                                                ---------        --------         -------           ---------           ---------
Balance - December 31, 1998                     1,500,000           7,500          (5,500)             (6,877)             (4,877)
                                                ---------        --------         -------           ----------          ---------
Net Profit for the Year                                 -               -               -               3,629               3,629
                                                ---------        --------         -------           ----------          ---------
Balance - December 31, 1999                     1,500,000           7,500          (5,500)             (3,248)             (1,248)
                                                ---------        --------         -------           ---------           ---------
Net Profit for the Year                                 -               -               -               2,961               2,961
                                                ---------        --------         -------           ---------           ---------
Balance - December 31, 2000                     1,500,000           7,500          (5,500)               (287)              1,713
                                                ---------        --------         -------           ---------           ---------
Net Loss for year                                       -               -               -              (1,170)             (1,170)
                                                ---------        --------         -------           ---------           ---------
Balance - December 31, 2001                     1,500,000           7,500          (5,500)             (1,457)                543
                                                ---------        --------         -------           ---------           ---------
Net Loss for year                                       -               -               -                 (76)                (76)
                                                ---------        --------         -------           ---------           ---------
Balance - December 31, 2002                     1,500,000           7,500          (5,500)             (1,533)                467
                                                ---------        --------         -------           ---------           ---------
Issuance of stock for acquisition                 720,000           3,600               -                   -               3,600
Net Loss for year                                       -               -               -             (21,450)            (21,450)
                                                ---------        --------         -------           ---------           ---------
Balance - December 31, 2003                     2,220,000          11,100          (5,500)            (22,983)            (17,383)
                                                ---------        --------         -------           ---------           ---------
Net Loss for year                                       -               -               -             (18,294)            (18,294)
                                                ---------        --------         -------           ---------           ---------
Balance - December 31, 2004                     2,220,000        $ 11,100         $(5,500)          $ (41,277)          $ (35,677)
                                                =========        ========         =======           =========           =========

The accompanying notes are an integral part of these financial statements.



                          QUEEN CITY MOBILE HOMES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flow

                                Indirect Method


                                                                                                         February 1, 1994
                                                                          Year Ended                       (Inception) to
                                                                           December 31,                     December 31,
                                                                   2004                  2003                  2004
                                                                   ----                  ----                  ----

Cash Flows from Operating Activities:

     Net Loss                                                   $ (18,294)            $ (21,450)              $ (41,277)
                                                                ---------             ---------               ---------
     Increase in Accounts Payable                                  14,019                20,537                  34,556
    (Increase) Decrease in Accounts Receivable                      1,854                 4,213                 (33,972)
                                                                ---------             ---------               ---------
Net Cash  Used In Operating Activities                             (2,421)                3,300                 (40,693)
                                                                ---------             ---------               ---------
Cash Flows from Financing Activities:

    Payments to notes payable                                         -                  (7,152)                 (7,152)
    Proceeds from Notes Payable                                     1,854                   -                    46,111
    Issuance of stock                                                 -                     -                     2,000
                                                                ----------            ---------               ---------
Net Cash Provided by Financing Activities                           1,854                (7,152)                 40,959
                                                                ----------            ---------               ---------
Net Increase in Cash & Cash Equivalents                              (567)               (3,852)                    266

Beginning Cash & Cash Equivalents                                     833                 4,685                    -
                                                                ----------            ---------               ---------
Ending Cash & Cash Equivalents                                      $ 266                  $833                    $266
                                                                ==========            =========               =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for Interest                                         $ -                   $ -                   $ 7,568
                                                                ==========            =========               =========
     Cash paid for Income Taxes                                     $ -                   $ -                   $ -
                                                                ==========            =========               =========

The accompanying notes are an integral part of these financial statements.

                          QUEEN CITY MOBILE HOMES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


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

                          QUEEN CITY MOBILE HOMES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004

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

Deferred tax assets:
         Net operating loss carryforwards                      $ 41,277
         Valuation allowance                                   ( 41,277)
                                                              ----------
         Net deferred tax assets                              $       0
                                                              ============

At December 31, 2004, the Company had net operating loss carryforwards of approximately $41,277 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Going Concern:

The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at December 31, 2004 of $41,277.

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

Note 4 - Capital Stock Transactions:

The authorized capital stock of the Company was established at 10,000 with a $1.00 par value. On November 20, 2000, the Board of Directors authorized the total number of shares be increased to 200,000,000 shares with a par value of $.005 per share and in addition authorized a forward split of 15,000 to 1 of the issued shares. There have been 720,000 shares of stock issued for the acquisition of Hinds, Inc. as of December 29, 2003. There have been no stock issued in the year ended December 31, 2004.

                          QUEEN CITY MOBILE HOMES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004




Note 5 - Segment Information:

Queen City Mobile Homes, Inc. operates primarily in a single operating segment, the selling and dealing in manufactured homes.

Note 6 - Notes Payable - Stockholder:

Notes payable at December 31, 2004 are $37,104 due upon demand to Harlan A. Schmidt with interest accrued at 5%.