Form 10QSB
period 2005-03-31
QUEEN CITY MOBILE HOMES INC
filed 2005-07-20
CIK 1199370

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- -----------------                                   ----------------------
March 31, 2005                                           000-31887


                          QUEEN CITY MOBILE HOMES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


South Dakota                                                         46-0429873
- --------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


1230 North Avenue, Suite 8, Spearfish, South Dakota                57783
- ------------------------------------------------                -----
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

                          FINANCIAL STATEMENTS FOR THE
                        THREE-MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)

                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Jaspers + Hall P.C.                                   Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Queen City Mobile Homes, Inc.
Spearfish, SD

We have reviewed the accompanying balance sheet for Queen City Mobile Homes, Inc. (a development stage company) for March 31, 2005 and the related statements of operations for the three-months ended March 31, 2005 and 2004, and for the period from February 1, 1991 (inception) to March 31, 2005, and cash flows for the three-months ended March 31, 2005 and 2004 and for the period from February 1, 1994 (inception) to March 31, 2005.. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated January 31, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2005, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Jaspers + Hall P.C.
/s/Jaspers + Hall P.C.
July 14, 2005


                         QUEEN CITY MOBILE HOIMES, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                  (Unaudited)





                                                                      March 31,          December 31,
                                                                        2005                2004
                                                                     ------------        ------------

ASSETS

   Current Assets:
      Cash                                                                $3,562               $ 266
      Accounts Receivable                                                 33,499              33,972
                                                                     ------------        ------------

Total Current Assets                                                      37,061              34,238
                                                                     ------------        ------------

    Other Assets:
       Acquisition                                                         3,600               3,600
                                                                     ------------        ------------

Total Other Assets                                                         3,600               3,600
                                                                     ------------        ------------

TOTAL ASSETS                                                             $40,661             $37,838
                                                                     ============        ============

LIABILITIES & STOCKHOLDERS' EQUITY

    Current Liabilities:
       Accounts Payable and Accruals                                      37,029              36,410
       Notes Payable - Shareholder                                        42,104              37,105
                                                                     ------------        ------------

Total Current Liabilities                                                 79,133              73,515
                                                                     ------------        ------------

Stockholders's Equity (Deficit)

Common Stock
      200,000,000 shares authorized at $.005 par value                    11,100              11,100
        2,220,000 shares issued and outstanding
    Additional Paid-In Capital                                            (5,500)             (5,500)
    Deficit accumulated during the
      development stage                                                  (44,072)            (41,277)
                                                                     ------------        ------------

Total Shareholders's Equity (Deficit)                                    (38,472)            (35,677)
                                                                     ------------        ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $40,661             $37,838
                                                                     ============        ============

See Accountants Review Report



                         QUEEN CITY MOBILE HOMES, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                                  February 1, 1994
                                                                Three-Months Ended                    (Inception)
                                                                      March 31,                       March 31,
                                                               2005                2004                  2005
                                                               ----                ----                  ----

Revenue:
    Rental Income                                                 $ -                 $ -            $ 7,921,861
    Cost of Goods Sold                                              -                   -             (6,504,088)
                                                            ---------           ---------              ---------
Total Income                                                        -                   -              1,417,773
                                                            ---------           ---------              ---------
Costs and Expenses:
     Business Expenses                                          3,000                  30              1,427,972
     Insurance                                                      -                   -                 40,136
     Office Expense                                                30                   -                 44,645
     Bank Charges                                                  10                  15                  1,472
                                                            ---------           ---------              ---------
Total Operating Expenses                                        3,040                  45              1,514,225
                                                            ---------           ---------              ---------
Other Income and Expenses:
     Interest Income                                              863                 753                 62,421
     Interest Expense                                            (618)                  -                (10,041)
                                                            ---------           ---------              ---------
Total Other Income & Expenses                                     245                 753                 52,380
                                                            ---------           ---------              ---------
Net (Profit) Loss                                            $ (2,795)              $ 708              $ (44,072)
                                                            =========           =========              =========
Per Share Information:

     Weighted average number
     of common shares outstanding                           2,220,000           2,220,000
                                                            =========           =========
Net Loss per common share                                     *                   *
                                                            =========           =========
* Less than $.01

See Accountants Review Report



                         QUEEN CITY MOBIEL HOMES, INC.
                         (A Developmane Stage Company)
                         Stockholders' Equity (Deficit)
                                 March 31, 2005
                                  (Unaudited)

                                                                                        Deficit
                                              COMMON STOCKS            Additional      Accum. During      Total
                                                                        Paid-In       Development         Stockholders'
                                          # of Shares     Amount        Capital          Stage            Equity
                                          -----------     ------        -------          -----            ------

Balance - December 31, 1997               1,500,000          7,500         (5,500)           44,488         46,488
                                          ---------        -------        -------         ---------      ---------
Net Loss for the Year                             -              -              -           (51,365)       (51,365)
                                          ---------        -------        -------         ---------      ---------
Balance - December 31, 1998               1,500,000          7,500         (5,500)           (6,877)        (4,877)
                                          ---------        -------        -------         ---------      ---------
Net Profit for the Year                           -              -              -             3,629          3,629
                                          ---------        -------        -------         ---------      ---------
Balance - December 31, 1999               1,500,000          7,500         (5,500)           (3,248)        (1,248)
                                          ---------        -------        -------         ---------      ---------
Net Profit for Year                               -              -              -             2,961          2,961
                                          ---------        -------        -------         ---------      ---------
Balance - December 31, 2000               1,500,000          7,500         (5,500)             (287)         1,713
                                          ---------        -------        -------         ---------      ---------
Net Loss for Year                                 -              -              -            (1,170)        (1,170)
                                          ---------        -------        -------         ---------      ---------
Balance - December 31, 2001               1,500,000          7,500         (5,500)           (1,457)           543
                                          ---------        -------        -------         ---------      ---------
Net Loss for Year                                 -              -              -               (76)           (76)
                                          ---------        -------        -------         ---------      ---------
Balance - December 31, 2002               1,500,000          7,500         (5,500)           (1,533)           467
                                          ---------        -------        -------         ---------      ---------
Issuance of stock for acquisition           720,000          3,600              -                 -          3,600
Net Loss for Year                                 -              -              -           (21,450)       (21,450)
                                          ---------        -------        -------         ---------      ---------
Balance - December 31, 2003               2,220,000         11,100         (5,500)          (22,983)       (17,383)
                                          ---------        -------        -------         ---------      ---------
Net Loss for Year                                 -              -              -           (18,294)       (18,294)
                                          ---------        -------        -------         ---------      ---------
Balance -  December 31, 2004              2,220,000         11,100         (5,500)          (41,277)       (35,677)
                                          ---------        -------        -------         ---------      ---------
Net Loss for Period                               -              -              -            (2,795)        (2,795)
                                          ---------        -------        -------         ---------      ---------
Balance - March 31, 2005                  2,220,000        $11,100        $(5,500)        $ (44,072)     $ (38,472)
                                          =========        =======        =======         =========      =========

See Accountants Review Report



                         QUEEN CITY MOBILE HOMES, INC.
                         (A Development Stage Company)
                            Statements of Cash Flow
                                  (Unaudited)
                                Indirect Method

                                                                                                       February 1, 1994
                                                                           Three-Months Ended            (Inception) to
                                                                               March 31,                   March 31,
                                                                          2005             2004              2005
                                                                          ----             ----              ----

Cash Flows from Operating Activities:

     Net Profit (Loss)                                                $ (2,795)              $ 708        $(44,072)

     Increase in Accounts Payable                                          619               2,666          37,029
     Decrease (Increase) in Accounts Receivable                            473              (2,097)        (33,499)
                                                                      --------             -------        --------
Net Cash Used in Operating Activities                                   (1,703)              1,277         (40,542)
                                                                      --------             -------        --------
Cash Flows from Financing Activities:

     Proceeds from Notes Payable                                         4,999                  -           42,104
     Issuance of stock                                                       -                  -            2,000
                                                                      --------             -------        --------
Net Cash Provided by Finacing Activities                                 4,999                  -           44,104
                                                                      --------             -------        --------
Net Increase in Cash & Cash Equivalents                                  3,296               1,277           3,562

Beginning Cash & Cash Equivalents                                          266                 833               -
                                                                      --------             -------        --------
Ending Cash & Cash Equivalents                                         $ 3,562             $22,110         $ 3,562
                                                                      ========             =======        ========
SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                                                $ -                $ -              $ -
                                                                      ========             =======        ========
     Cash paid for Income Taxes                                            $ -                $ -              $ -
                                                                      ========             =======        ========

See Accountants Review Report

                          QUEEN CITY MOBILE HOMES, INC.
                          Notes to Financial Statements
                                 March 31, 2005




Note 1 - Presentation of Interim Information:

In the opinion of the management of Queen City Mobile Homes, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 30, 2005 and the results of operations for the three-months ended March 31, 2005 and 2004 and for the period from February 1, 1994 (inception) to March 31, 2005, and cash flows for the three-months ended March 31, 2005 and 2004, and for the period from February 1, 1994 (inception) to March 31, 2005. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2004.

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

Cautionary and Forward Looking Statements

     In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Queen City Mobile Homes Inc. ("Queen City Mobile Homes, Inc.," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Butts, Inc. actual results to be materially different from any future results expressed or implied by Queen City Mobile Homes, Inc. in those statements. Important facts that could prevent Queen City Mobile Homes, Inc. from achieving any stated goals include, but are not limited to, the following:

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
--------------

     The Company had no revenue except interest income for the period. There can be no assurance that the Company will be able to continue as operating company.

Comparison of Operating Results for the Three Months Ended March 31, 2005
-------------------------------------------------------------------------------
and March 31, 2004
------------------------

     The Company had no revenues for the quarter in 2005 or 2004. The Company had interest income of $863 in the quarter. The Company incurred operating expenses of $3,040 in the quarter in 2005 and incurred expenses of $45 in 2004. The company had profit (loss) on operations of ($2,795) in 2005 due to increased expenses as compared to a $708 profit in 2004 in the quarter. The profit (loss) per share was nominal in 2005 and in 2004 in the quarter.

Liquidity and Capital Resources
- -------------------------------

     At March 31, 2005, the Company had $3,562 in cash and accounts receivable of $33,499 with which to conduct operations. The small amount of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company may be dependent upon its principal shareholder to advance funds for operations.

NEED FOR ADDITIONAL FINANCING

     The Company may not have capital  sufficient  to meet the  Company's  cash
needs,   including  the  costs  of  compliance  with  the  continuing  reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs.

     The Company will need to raise substantial additional funds to increase business activities in the next twelve months.

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

GOING CONCERN" QUALIFICATION

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has small revenues, minimal cash, nominal other assets, no capital commitments and debt in excess of $79,000. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to develop a to expand its business plan and will need to seek and obtain funding, via loans or private placements of stock, for operations and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next quarter.

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period for this quarterly report, and, based upon their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of March 31, 2005 (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Trends: The Company expects that the trend of no income and ongoing losses will continue in the future until a business operation has been achieved which may afford revenues and potential cash flows. No assurance can be made that any such operation will ever occur.

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


                                                  QUEEN CITY MOBILE HOMES, INC.

Date: July 18, 2005

                                            /s/ Harlan Schmidt
                                         ------------------------------------
                                         Harlan Schmidt, President