Form 10QSB
period 2005-06-30
QUEEN CITY MOBILE HOMES INC
filed 2005-08-15
CIK 1199370

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- -----------------                                   ----------------------
June 30, 2005                                           000-31887


                          QUEEN CITY MOBILE HOMES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


South Dakota                                                         46-0429873
- --------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


1230 North Avenue, Suite 8, Spearfish, South Dakota                57783
- ------------------------------------------------                -----
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

                   2,220,000 common shares as of June 30, 2005

                          QUEEN CITY MOBILE HOMES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          FINANCIAL STATEMENTS FOR THE
                         SIX-MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

                               JASPERS + HALL, PC
                          CERTIFIED PUBLIC aCCOUNTANTS

                        9175 E. Kenyon Avenue, Suite 100
                                Denver, CO 80237
                                  303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Queen City Mobile Homes, Inc.
Spearfish, SD

We have reviewed the accompanying balance sheet for Queen City Mobile Homes, Inc. (a development stage company) for June 30, 2005 and the related statements of operations for the three and six-months ended June 30, 2005, and for the period from February 1, 1994 (inception) to June 30, 2005, stockholders' equity and cash flows for the six-months ended June 30, 2005 and for the period from February 1, 1994 (inception) to June 30, 2005. These financial statements are the responsibility of the Company's management.

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

The financial statements for the year ended December 31, 2004 were audited by other accountants, whose report is dated January 31, 2005, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2005, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Jaspers + Hall, PC
July 21, 2005
/s/Jaspers + Hall, PC


                         QUEEN CITY MOBILE HOMES, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                  (Unaudited)







                                                                        June 30,            December 31,
                                                                          2005                 2004
                                                                       ------------         ------------

ASSETS

   Current Assets:
      Cash                                                                $ 4,877                $ 266
      Accounts Receivable                                                  30,423               33,972
                                                                       ------------         ------------

Total Current Assets                                                       35,300               34,238
                                                                       ------------         ------------

    Other Assets:
        Acquisition                                                         3,600                3,600
                                                                       ------------         ------------

Total Other Assets                                                          3,600                3,600
                                                                       ------------         ------------

TOTAL ASSETS                                                             $ 38,900             $ 37,838
                                                                       ============         ============

LIABILITIES & STOCKHOLDERS' EQUITY

    Current Liabilities:
        Accounts Payable & Accruals                                        37,647               36,410
        Notes Payable - Shareholders                                       42,104               37,105
                                                                       ------------         ------------

Total Current Liabilities                                                  79,751               73,515
                                                                       ------------         ------------

Stockholders' Equity (Deficit)

     Common stock
        200,000,000 shares authorized at $.005 par value                   11,100               11,100
          2,220,000 shares issued and outstanding
    Additional Paid-In Capital                                             (5,500)              (5,500)
    Deficit accumulated during the
      development stage                                                   (46,451)             (41,277)
                                                                       ------------         ------------

Total Shareholders' Equity (Deficit)                                      (40,851)             (35,677)
                                                                       ------------         ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $ 38,900             $ 37,838
                                                                       ============         ============

See Accountants Review Report


                         QUEEN CITY MOBILE HOMES, INC.
                         (A Development Stage Company)
                           Statements of Ooperations
                                  (Unaudited)


                                                                                                                    February 1, 1994
                                               Three-Months Ended                           Six-Months Ended          (Inception) to
                                                     June 30,                                    June 30,                June 30,
                                            2005                  2004                  2005                  2004        2005
                                            ----                  ----                  ----                  ----        ----

Revenue:
    Rental Income                          $ -                    $ -                  $ -                    $ -       $ 7,921,861
    Cost of Goods Sold                       -                      -                    -                      -        (6,504,088)
                                     ---------              ---------            ---------              ---------       ------------
Total Income                                 -                      -                    -                      -         1,417,773
                                     ---------              ---------            ---------              ---------       ------------
Costs and Expenses:
     Business Expenses                   2,673                      -                5,673                     30         1,430,645
     Insurance                               -                      -                    -                      -            40,136
     Office Expense                          -                      -                   30                      -            44,645
     Bank Charges                            -                     15                   10                     30             1,472
                                     ---------              ---------            ---------              ---------       ------------
Total Operating Expenses                 2,673                     15                5,713                     60         1,516,898
                                     ---------              ---------            ---------              ---------       ------------
Other Income and Expenses:
     Interest Income                       912                    860                1,775                  1,613            63,333
     Interest Expense                     (618)                     -               (1,236)                                 (10,659)
                                     ---------              ---------            ---------              ---------       ------------
Total Other Income & Expenses              294                    860                  539                  1,613            52,674
                                     ---------              ---------            ---------              ---------       ------------
Net Loss                              $ (2,379)                 $ 845             $ (5,174)               $ 1,553         $ (46,451)
                                     ---------              ---------            ---------              ---------       ------------
Per Share Information:

     Weighted average number
     of common shares outstanding    2,220,000              2,220,000            2,220,000              2,220,000
                                     =========              =========            =========              ==========
Net Loss per common share                 *                     *                     *                     *
                                     =========              =========            =========              ==========
* Less than $.01

See Accountants Review Report



                         QUEEN CITY MOBILE HOMES, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 June 30, 2005
                                  (Unaudited)


                                                                                                    Deficit
                                                       COMMON STOCKS                Additional      Accum. During           Total
                                                                                    Paid-In         Development        Stockholders'
                                               # of Shares       Amount             Capital         Stage                   Equity
                                               -----------       ------             -------         -----                   ------

Balance - February 1, 1994                         1,500,000          $ 7,500          $ (5,500)             $ -            $ 2,000

Net Loss for Period                                        -                -                 -             (545,099)      (545,099)
                                                   ---------          -------          --------            ---------      ----------
Balance - December 31, 1994                        1,500,000            7,500            (5,500)            (545,099)      (543,099)
                                                   ---------          -------          --------            ---------      ----------
Net Profit for the Year                                    -                -                 -              276,795        276,795
                                                   ---------          -------          --------            ---------      ----------
Balance - December 31, 1995                        1,500,000            7,500            (5,500)            (268,304)      (266,304)
                                                   ---------          -------          --------            ---------      ----------
Net Profit for the Year                                    -                -                 -              259,654        259,654
                                                   ---------          -------          --------            ---------      ----------
Balance - December 31, 1996                        1,500,000            7,500            (5,500)              (8,650)        (6,650)
                                                   ---------          -------          --------            ---------      ----------
Net Profit for the Year                                    -                -                 -               53,138         53,138
                                                   ---------          -------          --------            ---------      ----------
Balance - December 31, 1997                        1,500,000            7,500            (5,500)              44,488         46,488
                                                   ---------          -------          --------            ---------      ----------
Net Loss for the Year                                      -                -                 -              (51,365)       (51,365)
                                                   ---------          -------          --------            ---------      ----------
Balance - December 31, 1998                        1,500,000            7,500            (5,500)              (6,877)        (4,877)
                                                   ---------          -------          --------            ---------      ----------
Net Profit for the Year                                    -                -                 -                3,629          3,629
                                                   ---------          -------          --------            ---------      ----------
Balance - December 31, 1999                        1,500,000            7,500            (5,500)              (3,248)        (1,248)
                                                   ---------          -------          --------            ---------      ----------
Net Profit for Year                                        -                -                 -                2,961          2,961
                                                   ---------          -------          --------            ---------      ----------
Balance - December 31, 2000                        1,500,000            7,500            (5,500)                (287)         1,713
                                                   ---------          -------          --------            ---------      ----------
Net Loss for Year                                          -                -                 -               (1,170)        (1,170)
                                                   ---------          -------          --------            ---------      ----------
Balance - December 31, 2001                        1,500,000            7,500            (5,500)              (1,457)           543
                                                   ---------          -------          --------            ---------      ----------
Net Loss for Year                                          -                -                 -                  (76)           (76)
                                                   ---------          -------          --------            ---------      ----------
Balance - December 31, 2002                        1,500,000            7,500            (5,500)              (1,533)           467
                                                   ---------          -------          --------            ---------      ----------
Issuance of stock for acquistion                     720,000            3,600                 -                    -          3,600
Net Loss for Year                                          -                -                 -              (21,450)       (21,450)
                                                   ---------          -------          --------            ---------      ----------
Balance - December 31, 2003                        2,220,000           11,100            (5,500)             (22,983)       (17,383)
                                                   ---------          -------          --------            ---------      ----------
Net Loss for Year                                          -                -                 -              (18,294)       (18,294)
                                                   ---------          -------          --------            ---------      ----------
Balance - December 31, 2004                        2,220,000           11,100            (5,500)             (41,277)       (35,677)
                                                   ---------          -------          --------            ---------      ----------
Net Loss for Period                                        -                -                 -               (5,174)        (5,174)
                                                   ---------          -------          --------            ---------      ----------
Balance - June 30, 2005                            2,220,000          $11,100          $ (5,500)           $ (46,451)     $ (40,851)
                                                   =========          =======          ========            =========      ==========

See Accountants Review Report


                         QUEEN CITY MOBILE HOMES, INC.
                         (A Developemtn Stage Company)
                            Statements of Cash Flow
                                  (Unaudited)

                                Indirect Method


                                                                                                              February 1, 1994
                                                                                Six-Months Ended                 (Inception) to
                                                                                    June 30,                       June 30,
                                                                         2005                  2004                 2005
                                                                         ----                  ----                 ----

Cash Flows from Operating Activities:

     Net Profit (Loss)                                                $ (5,174)               $ 1,553            $(46,451)
     Increase in Accounts Payable                                        1,237                  2,667              37,647
     Decrease (Increase) in Accounts Receivable                          3,549                 (1,643)            (30,423)
                                                                      --------                -------            --------
Net Cash Used in Operating Activities                                     (388)                 2,577             (39,227)
                                                                      --------                -------            --------
Cash Flows from Financing Activities:

     Proceeds from Notes Payable                                         4,999                      -              42,104
     Issuance of stock                                                      -                       -               2,000
                                                                      --------                -------            --------
Net Cash Provided by Finacing Activities                                 4,999                      -              44,104
                                                                      --------                -------            --------
Net Increase in Cash & Cash Equivalents                                  4,611                  2,577               4,877

Beginning Cash & Cash Equivalents                                          266                    833                   -
                                                                      --------                -------            --------
Ending Cash & Cash Equivalents                                         $ 4,877                $ 3,410             $ 4,877
                                                                      ========                =======            ========
SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                                                $ -                    $ -                 $ -
                                                                      ========                =======            ========
     Cash paid for Income Taxes                                            $ -                    $ -                 $ -
                                                                      ========                =======            ========

See Accountants Review Report

                          QUEEN CITY MOBILE HOMES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2005
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of Queen City Mobile Homes, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2005 and the results of operations for the three and six-months ended June 30, 2005 and 2004 and for the period from February 1, 1994 (inception) to June 30, 2005, and cash flows for the six-months ended June 30, 2005 and 2004, and for the period from February 1, 1994 (inception) to June 30, 2005. Interim results are not necessarily indicative of results for a full year.

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

The Company is in the development stage and has not earned any revenue from operations for the past two years. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

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


Financial condition:

     The Company has working capital deficit of $(45,000 approximately) at June 30, 2005. The Company is seeking additional equity capital, or a merger partner.

Results of Operations for Quarter Ended June 30, 2005 as compared to same Quarter in 2004:
--------------------------------------------------------------------------------

Revenues: Operating Revenues for the second quarter of 2005 and 2004 were none. The Company had $912 aand $860 in interest income in the quarter in 2005 and 2004 respectively.

Expenses in the second quarter of 2005 were $2,673 and in 2004 the Company incurred $15 in expenses. Operating profit(loss) was ($2,379) in the quarter in 2005 and $845 in 2004.

     The net (loss) per share was nominal in the quarter in 2005 and there was a nominal profit per share in 2004.

Results of Operations for the Six Month Ended June 30, 2005 as compared to same Period in 2004:
--------------------------------------------------------------------------------

     The Company had no revenues in the period in 2005 or in 2004. The Company incurred $5,673 in expenses in the period in 2005 compared to $60 in the period in 2004. The Company had interest income of $1,775 in the period in 2005 compared to $1,613 in 2004. The Company had a net loss of ($5,174) in the period in 2005 compared to a net profit of $1,553 in the period in 2004. The (loss) per share was nominal in the period in 2005 as opposed to a nominal profit per share in 2004.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2005, the Company had carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

     There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

                           PART II - OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS

                  None

ITEM 2.       CHANGES IN SECURITIES

                  None

ITEM 3.       DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None in the period ended June 30, 2005

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


                                                  QUEEN CITY MOBILE HOMES, INC.

Date: August 15, 2005

                                            /s/ Harlan Schmidt
                                         ------------------------------------
                                         Harlan Schmidt, President & Director