Form 10QSB
period 2005-09-30
QUEEN CITY MOBILE HOMES INC
filed 2005-11-21
CIK 1199370

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- -----------------                                   ----------------------
September 30, 2005                                           000-31887


                          QUEEN CITY MOBILE HOMES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


South Dakota                                                         46-0429873
- --------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


1230 North Avenue, Suite 8, Spearfish, South Dakota                57783
- ------------------------------------------------                -----
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   2,220,000 common shares as of September 30, 2005

                          QUEEN CITY MOBILE HOMES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          FINANCIAL STATEMENTS FOR THE
                      NINE-MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

JASPERS + HALL, pC
CERTIFIED pUBLIC aCCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Queen City Mobile Homes, Inc.
Spearfish, SD

We have reviewed the accompanying balance sheet for Queen City Mobile Homes, Inc. (a development stage company) for September 30, 2005 and the related statements of operations for the three and nine-months ended September 30, 2005, and for the period from February 1, 1994 (inception) to September 30, 2005, and cash flows for the nine-months ended September 30, 2005 and for the period from February 1, 1994 (inception) to September 30, 2005. These financial statements are the responsibility of the Company's management.

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

The financial statements for the year ended December 31, 2004 were audited by other accountants, whose report is dated January 31, 2005, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2005, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Jaspers + Hall, PC
November 16, 2005
/s/Jaspers + Hall, PC


                         QUEEN CITY MOBIEL HOMES, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)







                                                                          Unaudited
                                                                          September 30,     December 31,
                                                                          2005                 2004
                                                                       ------------         ------------

ASSETS

   Current Assets:
      Cash                                                                 $ 5,397                $ 266
      Accounts Receivable                                                   29,961               33,972
                                                                       ------------         ------------

Total Current Assets                                                        35,358               34,238
                                                                       ------------         ------------

    Other Assets:
        Acquisition                                                          3,600                3,600
                                                                       ------------         ------------

Total Other Assets                                                           3,600                3,600
                                                                       ------------         ------------

TOTAL ASSETS                                                              $ 38,958             $ 37,838
                                                                       ============         ============

LIABILITIES & STOCKHOLDERS' EQUITY

     Current Liabilities:
        Accounts Payable                                                  $ 37,429             $ 36,410
        Accrued Expense                                                        436                    -
        Notes Payable - Related Party                                       42,104               37,105
                                                                       ------------         ------------

Total Current Liabilities                                                   79,969               73,515
                                                                       ------------         ------------

Stockholders' Equity (Deficit)

     Common stock
       200,000,000 shares authorized at $.005 par value                     11,100               11,100
        2,220,000 shares issued and outstanding
    Additional Paid-In Capital                                              (5,500)              (5,500)
    Deficit accumulated during the
      development stage                                                    (46,611)             (22,983)
                                                                       ------------         ------------

Total Stockholders' Equity (Deficit)                                       (41,011)             (17,383)
                                                                       ------------         ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                  $ 38,958             $ 56,132
                                                                       ============         ============

See Accountants' Review Report


                         QUEEN CITY MOBILE HOMES, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                                                    February 1, 1994
                                                     Three-Months Ended              Nine-Months Ended                (Inception) to
                                                        September 30,                   September 30,                September 30,
                                               2005                  2004             2005                2004              2005
                                               ----                  ----             ----                ----              ----

Revenue:
    Rental Income                           $ -                    $ -                 $ -                 $ -          $ 7,921,861
    Cost of Goods Sold                        -                      -                   -                   -           (6,504,088)
                                      ---------              ---------           ---------           ----------          -----------
Total Income                                  -                      -                   -                   -            1,417,773
                                      ---------              ---------           ---------           ----------          -----------
Costs and Expenses:
     Business Expenses                        -                  3,750               5,673               3,780            1,430,645
     Insurance                                -                      -                   -                   -               40,136
     Office Expense                           -                      -                  30                   -               44,645
     Bank Charges                             -                      -                 228                  30                1,690
                                      ---------              ---------           ---------           ---------           -----------
Total Operating Expenses                      -                  3,750               5,931               3,810            1,517,116
                                      ---------              ---------           ---------           ---------           -----------
Other Income and Expenses:
     Interest Income                        276                    781               2,051               2,394               63,609
     Interest Expense                      (218)                     -              (1,454)                  -              (10,877)
                                      ---------              ---------           ---------           ---------           -----------
Total Other Income & Expenses                58                    781                 597               2,394               52,732
                                      ---------              ---------           ---------           ---------           -----------
Net Loss                                   $ 58               $ (2,969)           $ (5,334)           $ (1,416)           $ (46,611)
                                      ---------              ---------           ---------           ---------           -----------
Per Share Information:

     Weighted average number
     of common shares outstanding     2,220,000              2,220,000           2,220,000           2,220,000
                                      ---------              ---------           ---------           ---------
Net Loss per common share                    *                     *                    *                   *
                                      =========              =========           =========           =========
* Less than $.01

See Accountants' Review Report



                         QUEEN CITY MOBILE HOMES, INC.
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                               September 30, 2005
                                  (Unaudited)

                                                                                                          Deficit
                                                         COMMON STOCKS                Additional       Accum. During         Total
                                                                                       Paid-In          Development    Stockholders'
                                                 # of Shares         Amount            Capital             Stage             Equity
                                                 -----------         ------            -------             -----             ------

Balance - February 1, 1994                          1,500,000           $7,500           $ (5,500)                 $ -      $ 2,000

Net Loss for Period                                         -                -                  -            (545,099)     (545,099)
                                                    ---------          -------           --------            ---------    ----------
Balance - December 31, 1994                         1,500,000            7,500            (5,500)            (545,099)     (543,099)
                                                    ---------          -------           --------            ---------    ----------
Net Profit for the Year                                     -                -                  -              276,795      276,795
                                                    ---------          -------           --------            ---------    ----------
Balance - December 31, 1995                         1,500,000            7,500             (5,500)            (268,304)    (266,304)
                                                    ---------          -------           --------            ---------    ----------
Net Profit for the Year                                     -                -                  -              259,654      259,654
                                                    ---------          -------           --------            ---------    ----------
Balance - December 31, 1996                         1,500,000            7,500             (5,500)              (8,650)      (6,650)
                                                    ---------          -------           --------            ---------    ----------
Net Profit for the Year                                     -                -                  -               53,138       53,138
                                                    ---------          -------           --------            ---------    ----------
Balance - December 31, 1997                         1,500,000            7,500             (5,500)              44,488       46,488
                                                    ---------          -------           --------            ---------    ----------
Net Loss for the Year                                       -                -                  -              (51,365)     (51,365)
                                                    ---------          -------           --------            ---------    ----------
Balance - December 31, 1998                         1,500,000            7,500             (5,500)              (6,877)      (4,877)
                                                    ---------          -------           --------            ---------    ----------
Net Profit for the Year                                     -                -                  -                3,629        3,629
                                                    ---------          -------           --------            ---------    ----------
Balance - December 31, 1999                         1,500,000            7,500             (5,500)              (3,248)      (1,248)
                                                    ---------          -------           --------            ---------    ----------
Net Profit for Year                                         -                -                  -                2,961        2,961
                                                    ---------          -------           --------            ---------    ----------
Balance - December 31, 2000                         1,500,000            7,500             (5,500)                (287)       1,713
                                                    ---------          -------           --------            ---------    ----------
Net Loss for Year                                           -                -                  -               (1,170)      (1,170)
                                                    ---------          -------           --------            ---------    ----------
Balance - December 31, 2001                         1,500,000            7,500             (5,500)              (1,457)         543
                                                    ---------          -------           --------            ---------    ----------
Net Loss for Year                                           -                -                  -                  (76)         (76)
                                                    ---------          -------           --------            ---------    ----------
Balance - December 31, 2002                         1,500,000            7,500             (5,500)              (1,533)         467
                                                    ---------          -------           --------            ---------    ----------
Issuance of stock for acquisition                     720,000            3,600                  -                    -        3,600
Net Loss for Year                                           -                -                  -              (21,450)     (21,450)
                                                    ---------          -------           --------            ---------    ----------
Balance - December 31, 2003                         2,220,000           11,100             (5,500)             (22,983)     (17,383)
                                                    ---------          -------           --------            ---------    ----------
Net Loss for Year                                           -                -                  -              (18,294)     (18,294)
                                                    ---------          -------           --------            ---------    ----------
Balance - December 31, 2004                         2,220,000           11,100             (5,500)             (41,277)     (35,677)
                                                    ---------          -------           --------            ---------    ----------
Net Loss for Period                                         -                -                  -               (5,334)      (5,334)
                                                    ---------          -------           --------            ---------    ----------
Balance - September 30, 2005                        2,220,000          $11,100           $ (5,500)           $ (46,611)   $ (41,011)
                                                    =========          =======           ========            =========    ==========

See Accountants' Review Report


                         QUEEN CITY MOBILE HOMES, INC.
                         (A Development Stage Company)
                            Statements of Cash Flow
                                  (Unaudited)


                                                                                                                  Febrauary 1, 1994
                                                                                           Nine-Months Ended     (Inception) to
                                                                                             September 30,            September 30,
                                                                                      2005                  2004         2005
                                                                                      ----                  ----         ----

Cash Flows from Operating Activities:

     Net Loss                                                                       $ (5,334)              $ (1,416)       $(46,611)
     Increase in Accounts Payable                                                      1,019                  2,666          37,429
     Increase in Accrued Expense                                                         436                      -             436
     (Increase) Decrease in Accounts Receivable                                        4,011                 (1,265)        (29,961)
                                                                                    --------               --------        ---------
Net Cash Used in Operating Activities                                                    132                    (15)        (38,707)
                                                                                    --------               --------        ---------
Cash Flows from Financing Activities:

     Proceeds from Notes Payable                                                       4,999                      -          42,104
     Proceeds from stock issuance                                                          -                      -           2,000
                                                                                    --------               --------        ---------
Net Cash Provided by Finacing Activities                                               4,999                      -          44,104
                                                                                    --------               --------        ---------
Net Increase in Cash & Cash Equivalents                                                5,131                    (15)          5,397

Beginning Cash & Cash Equivalents                                                        266                    833               -
                                                                                    --------               --------        ---------
Ending Cash & Cash Equivalents                                                       $ 5,397                  $ 818         $ 5,397
                                                                                    ========               ========        =========
SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                                                              $ -                    $ -             $ -
                                                                                    ========               ========        =========
     Cash paid for Income Taxes                                                          $ -                    $ -             $ -
                                                                                    ========               ========        =========

See Accountants' Review Report

                          QUEEN CITY MOBILE HOMES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2005




Note 1 - Presentation of Interim Information:

In the opinion of the management of Queen City Mobile Homes, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2005 and the results of operations for the three and nine-months ended September 30, 2005 and 2004 and for the period from February 1, 1994 (inception) to September 30, 2005, and cash flows for the nine-months ended September 30, 2005 and 2004, and for the period from February 1, 1994 (inception) to September 30, 2005. Interim results are not necessarily indicative of results for a full year.

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

Note 3 - Note Payable - Related Party:

The note payable in the amount of $42,104 is due to Queen City, Inc., which is owned by Harlan Schmidt, an officer and major stock holder in Queen City Mobile Homes, Inc.

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

     The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2005 and any Current Reports on Form 8-K filed by the Company.


Financial condition:

     The Company has working capital deficit of $(41,011) approximately at September 30, 2005. The Company is seeking additional equity capital, or a merger partner.

     Results of Operations for Quarter Ended September 30, 2005 as compared to same Quarter in 2004:
--------------------------------------------------------------------------------

Revenues:   Revenues  for the  third  quarter  of 2005 and 2004 were none.

     Expenses in the third quarter of 2005 were none and in 2004 the Company incurred $3,750 in expenses. The Company had interest income of $276 in the quarter in 2005 compared to $781 in 2004. Operating (loss) was ($58) in the quarter in 2005 and ($2,969) in 2004.

     The net (loss) per share was nominal in the quarter in 2005 and nominal in 2004.

Results of Operations for the Nine Month Ended September 30, 2005 as compared to same Period in 2004:
--------------------------------------------------------------------------------

     The Company had no revenues in the period in 2005 or in 2004. The Company incurred $3,810 expenses in the period in 2005 compared to $1,879 in the period in 2004. The Company had a interest income of $2,051 in 2005 compared to $2,394 in the period in 2004. The Company had a loss on operations of ($5,334) in the period in 2005 compared to a ($1,416) loss in 2004. The loss per share was nominal in the period in 2005 and 2004.

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

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $79,969, all of which is current, minimal cash, and other assets consisting of accounts receivable, and no capital commitments. The effects of such conditions could cause the Company's bankruptcy.

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

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of September 30, 2005 the end of the period covered by this report that could have materially affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to material deficiencies and material weakness.

                           PART II - OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS

                  None

ITEM 2.       CHANGES IN SECURITIES

                  None

ITEM 3.       DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None in the period ended September 30, 2005

ITEM 5.       OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(A)       32    Sarbanes-Oxley Certification
          33    Sarbanes-Oxley Certification


(B)  Reports  on Form  8-K -

          8-K filed July 20, 2005

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  QUEEN CITY MOBILE HOMES, INC.

Date: November 16, 2005

                                            /s/ Harlan Schmidt
                                         ------------------------------------
                                         Harlan Schmidt, President & Director